Form 10-Q
period 2012-06-30
KAYAK Software Corp
filed 2012-08-24
CIK 1312928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 001-35604

KAYAK SOFTWARE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	54-2139807
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
55 North Water Street, Suite 1
Norwalk, CT 06854
(Address of principal executive offices, including zip code)
(203) 899-3100
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At August 15, 2012, there were 4,577,170 shares of KAYAK's Class A common stock outstanding and 33,937,749 shares of KAYAK's Class B common stock outstanding.

KAYAK SOFTWARE CORPORATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that are based on our management's beliefs and assumptions and on information currently available to our management. The statements contained in this quarterly report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “positioned,” “predict,” “should,” “target,” “will,” “would” and other similar expressions or words that convey uncertainty of future events or outcomes to identify these forward-looking statements. These statements include the ability of our software and hardware systems to handle user and query growth, the ability of our hosting facilities to suit our business needs, the additional costs relating to our growth, our advertising costs at an absolute level and as a percentage of total revenue, the volume of customer use of our products and travel queries, investment in international brand development and its effect on our brand strength internationally, changes in revenue and costs from our international brands, the growth of mobile applications and the corresponding changes to our revenue sources and product offerings, the effect of past results on future results, the ability of our business to fund itself from ongoing operations, the effects of market conditions on our liquidity and capital position and our ability to raise additional capital if needed, the effects of accounting policies on our reported results, our expectations of future profitability and taxable income, our intention to reinvest the earnings of our foreign subsidiaries and the corresponding effects on tax liability, the impact of goodwill impairments on our consolidated financial statements, the impact of our amortization of intangible assets on our consolidated financial statements, our ability to attract advertisers by offering advertisements on a cost per click or cost per view basis, our ability to increase the likelihood of a purchase on our advertisers' websites through targeted advertisements the role of marketing in attracting new users to our websites and mobile applications, the costs of our offline brand marketing, the impact of a loss or disruption in our airfare query results on non-air travel queries, our ability to remain an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and our foreign exchange and interest rate risk and our ability to hedge these risks.. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Factors that may cause such differences include, but are not limited to, the risks described under “Risk Factors” in this Form 10-Q.

Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management's beliefs and assumptions only as of the date of this quarterly report on Form 10-Q. You should read this quarterly report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. This Form 10-Q should also should be read in conjunction with our other Securities and Exchange Commission, or SEC, filings including the audited consolidated financial statements included in our prospectus filed with the SEC pursuant to Rule 424(b) on July 20, 2012, relating to our initial public offering. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
KAYAK Software Corporation and Subsidiaries Consolidated Balance Sheets (unaudited) (In thousands, except share and per share amounts)

	June 30,	Pro forma at June 30, (1)	December 31,
	2012	2012	2011
Assets
Current assets
Cash and cash equivalents	$54,550	$54,550	$35,127
Marketable securities	10,912	10,912	11,198
Accounts receivable, net of allowance for doubtful accounts of $3,354 and $3,581 at June 30, 2012, and December 31, 2011 respectively	50,247	50,247	37,332
Deferred tax asset	2,212	2,212	2,212
Prepaid expenses and other current assets	5,826	5,826	5,425
Total current assets	123,747	123,747	91,294
Property and equipment, net	5,268	5,268	5,474
Intangible assets, net	14,563	14,563	17,684
Goodwill	155,244	155,244	155,677
Deferred tax asset	9,441	9,441	7,488
Other assets	248	248	331
Total assets	$308,511	$308,511	$277,948
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$16,212	$16,212	$9,514
Accrued expenses and other current liabilities	24,760	24,760	16,220
Total current liabilities	40,972	40,972	25,734
Warrant liability	1,319	1,319	1,150
Deferred tax liability	3,241	3,241	4,202
Other long-term liabilities	799	799	1,092
Total liabilities	46,331	46,331	32,178
Redeemable convertible preferred stock
Series A Redeemable Convertible Preferred Stock, $0.001 par value (liquidation preference of $13,200 at June 30, 2012); 6,600,000 shares authorized, issued and outstanding	7,154	—	9,702
Series A-1 Redeemable Convertible Preferred Stock, $0.001 par value; (liquidation preference of $3,228 at June 30, 2012); 1,176,051 shares authorized, issued and outstanding	1,915	—	2,355
Series B Redeemable Convertible Preferred Stock, $0.001 par value; (liquidation preference of $13,598 at June 30, 2012); 4,989,308 shares authorized, issued and outstanding	8,023	—	9,888
Series B-1 Redeemable Convertible Preferred Stock, $0.001 par value (liquidation preference of $5,616 at June 30, 2012); 2,138,275 shares authorized, issued and outstanding	3,226	—	4,026
Series C Redeemable Convertible Preferred Stock, $0.001 par value (liquidation preference of $21,467 at June 30, 2012); 3,897,084 shares authorized and 3,855,180 shares issued and outstanding	14,113	—	15,372
Series D Redeemable Convertible Preferred Stock, $.001 par value (liquidation preference of $294,115 at June 30, 2012); 8,075,666 shares authorized and 8,008,842 shares issued and outstanding	221,864	—	206,151
Total redeemable convertible preferred stock	256,295	—	247,494
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit)
Common stock, $0.001 par value; 50,000,000 shares authorized; 7,096,909 shares issued and outstanding at June 30, 2012; 45,000,000 shares authorized, 7,025,467 shares issued and outstanding at December 31, 2011	7	—	7
Class A common stock, $0.001 par value: no shares authorized, issued and outstanding, on an actual and pro forma basis(2)	—	—	—
Class B common stock, par value $0.001: no shares authorized, issued and outstanding on an actual basis; 50,000,000 shares authorized, 33,864,565 issued and outstanding, on a pro forma basis	—	34	—
Additional paid-in capital	6,575	262,843	3,296
Cumulative translation adjustment	(2,215)	(2,215)	(977)
Accumulated earnings (deficit)	1,518	1,518	(4,050)
Total stockholders’ equity (deficit)	5,885	262,180	(1,724)
Total liabilities and stockholders’ equity	$308,511	$308,511	$277,948

(1)
The unaudited pro forma balance sheet gives effect to the conversion of all outstanding shares of our common stock and our redeemable convertible preferred stock into 33,864,565 shares of Class B common stock upon the completion of an initial public offering.

(2)
Upon the completion of an initial public offering, we will have two classes of common stock. All existing shares will convert into Class B common stock and shares sold in the initial public offering will be Class A common stock. The rights of the holders of our common stock are identical except with respect to voting and conversion rights.

See notes to consolidated financial statements

KAYAK Software Corporation and Subsidiaries

Consolidated Statements of Operations
(unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$76,938	$56,753	$150,276	$109,427
Cost of revenues (excludes depreciation and amortization)	4,807	4,684	9,992	9,629
Selling, general and administrative expenses:
Marketing	39,409	30,025	80,658	58,482
Personnel	11,306	9,800	23,219	19,839
Other general and administrative expenses	3,615	4,164	8,447	8,381
Total selling, general and administrative expenses (excludes depreciation and amortization)	54,330	43,989	112,324	86,702
Depreciation and amortization	2,050	2,341	4,100	4,402
Impairment of intangible assets	—	—	—	14,980
Income (loss) from operations	15,751	5,739	23,860	(6,286)
Other income (expense)
Interest income	47	24	68	45
Other income (expense)	(613)	306	(809)	917
Total other income (expense)	(566)	330	(741)	962
Income (loss) before taxes	15,185	6,069	23,119	(5,324)
Income tax expense (benefit)	7,897	2,293	11,686	(2,186)
Net income (loss)	7,288	3,776	11,433	(3,138)
Redeemable convertible preferred stock dividends	(2,936)	(2,936)	(5,872)	(5,872)
Deemed dividend resulting from modification of redeemable convertible preferred stock	(2,929)	—	(2,929)	—
Net income (loss) attributed to common stockholders	$1,423	$840	$2,632	$(9,010)
Net income (loss) per common share
Basic	$0.20	$0.11	$0.37	$(1.21)
Diluted	$0.19	$0.10	$0.30	$(1.21)
Weighted average common shares
Basic	7,049,863	7,505,505	7,043,571	7,451,737
Diluted	38,620,694	37,391,530	37,959,369	7,451,737

.
See notes to consolidated financial statements

KAYAK Software Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Income (loss)	$7,288	$3,776	$11,433	$(3,138)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(2,392)	898	(1,238)	2,484
Other comprehensive income (loss)	(2,392)	898	(1,238)	2,484
Total comprehensive income (loss)	$4,896	$4,674	$10,195	$(654)

See notes to consolidated financial statements

KAYAK Software Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Equity (Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2011	7,025,467	$7	$3,296	$(977)	$(4,050)	$(1,724)
Stock option expense	—	—	5,840	—	—	$5,840
Issuance of common stock	71,442	—	302	—	—	$302
Excess tax benefits from stock-based compensation	—	—	73	—	—	$73
Dividends on preferred stock	—	—	(2,936)	—	(2,936)	$(5,872)
Deemed dividend resulting from modification of redeemable convertible preferred stock	—	—	—	—	(2,929)	$(2,929)
Other comprehensive income (loss)	—	—	—	(1,238)	—	$(1,238)
Net income	—	—	—	—	11,433	$11,433
Balance, June 30, 2012	7,096,909	$7	$6,575	$(2,215)	$1,518	$5,885

See notes to consolidated financial statements

KAYAK Software Corporation and Subsidiaries Consolidated Statements of Cash Flows (unaudited) (In thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net income (loss)	$11,433	$(3,138)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,100	4,402
Stock-based compensation expense	5,840	6,191
Excess tax benefits from exercise of stock options	(73)	(226)
Deferred taxes	(2,819)	(9,811)
Mark to market adjustments	169	(916)
Impairment of intangible assets	—	14,980
Other	—	121
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(13,277)	(8,901)
Prepaid expenses and other current assets	461	2,989
Accounts payable	6,871	5,870
Accrued liabilities and other liabilities	8,171	(3,061)
Net cash from operating activities	20,876	8,500
Cash flows from investing activities
Capital expenditures	(1,162)	(1,068)
Purchase of marketable securities	(7,481)	(18,182)
Maturities of marketable securities	7,651	6,699
Cash paid for business combinations, net of cash acquired	—	(9,194)
Net cash from investing activities	(992)	(21,745)
Cash flows from financing activities
Proceeds from exercise of stock options	302	682
Tax benefits realized from exercise of stock options	73	226
Cash paid for expenses in connection with initial public offering	(411)	(1,118)
Net cash from financing activities	(36)	(210)
Effect of exchange rate changes on cash and cash equivalents	(425)	465
Increase (decrease) in cash and cash equivalents	19,423	(12,990)
Cash and cash equivalents, beginning of period	35,127	34,966
Cash and cash equivalents, end of period	$54,550	$21,976
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$—	$—
Income taxes	$11,040	$7,331
See notes to consolidated financial statements

KAYAK Software Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(unaudited)
(In thousands, except share and per share amounts)

1. Organization

The Company was incorporated in Delaware on January 14, 2004 under the name of Travel Search Company, Inc. On August 17, 2004, we officially changed our name to KAYAK Software Corporation (the Company). We operate KAYAK.com and other travel websites and mobile applications that allow people to search for rates and availability for airline tickets, hotel rooms, rental cars, and other travel-related services across hundreds of websites and provide choices on where to book. As used in this report, the terms “we,” “us,” “our,” and the “Company” mean KAYAK Software Corporation and its subsidiaries, unless the context indicates another meaning.

2. Summary of Significant Accounting Policies

Significant Estimates and Judgments

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates relied upon in preparing these financial statements include the provision for uncollectible accounts, estimates used to determine the fair value of our common stock, preferred stock, put option, stock-based compensation and preferred stock warrants, recoverability of our net deferred tax assets and the fair value of long lived assets and goodwill. Changes in estimates are recorded in the period in which they become known. We base estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America. Operating results of acquired businesses are included in the consolidated statements of operations from the date of acquisition. All intercompany accounts and transactions have been eliminated. We have reclassified certain prior period amounts  to conform to our current period presentation.

The interim financial statements and footnotes are unaudited. In the opinion of our management, these statements include all adjustments, which are of a normal recurring nature, necessary to present a fair statement of the Company’s results of operations, financial position and cash flows. Interim results are not necessarily indicative of financial results for a full year. The interim information included in this Form 10-Q should be read in conjunction with our prospectus filed with the Securities and Exchange Commission, or SEC, pursuant to Rule 424 (b) on July 20, 2012 relating to our initial public offering, or IPO.

Foreign Currency Translation

Assets and liabilities for our international operations are translated to U.S. dollars at current exchange rates in effect at the balance sheet date. Income and expense accounts are translated at average exchange rates in effect during the year. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income.

Segments

We have one operating segment for financial reporting purposes: travel search.

Revenue Recognition

KAYAK’s services are free for travelers. We earn revenues by sending referrals to travel suppliers and Online Travel Agents, OTAs after a traveler selects a specific itinerary (distribution revenues), and through advertising placements on our websites and mobile applications (advertising revenues).

We recognize distribution revenue upon completion of the referral, provided that our fees are fixed and determinable, there is persuasive evidence of an arrangement and collection is reasonably assured. Advertising revenues are recognized when a traveler clicks on an advertisement that a customer has placed on our website or when we display an advertisement.

Distribution Revenues

We earn distribution revenues by sending qualified leads to travel suppliers and OTAs and by facilitating bookings directly through our websites and mobile applications. After a traveler has entered a query on our website, reviewed the results, and decided upon a specific itinerary, we send the user directly into the travel supplier's or OTA's purchase process to complete the transaction. In many cases, users may now complete bookings with the travel supplier or OTA without leaving our websites and mobile applications. Travel suppliers and OTAs have the flexibility to pay us either when these qualified leads click on a query result at a set cost per click, or CPC basis, or when they purchase a travel product on the travel supplier or OTA website which we refer to as a cost per acquisition, or CPA, basis. We separately negotiate and enter into our distribution agreements, and these agreements set forth the payment terms for the applicable travel supplier or OTA

Advertising Revenues

Advertising revenues primarily come from payments for compare units, text-based sponsored links and display advertisements. A “compare unit” is an advertising placement that, if selected by a KAYAK user, launches the advertiser’s website and initiates a query based on the same travel parameters provided on the KAYAK website. The major types of advertisers on our websites consist of OTAs, third party sponsored link providers, hotels, airlines and vacation package providers. Generally, our advertisers pay us on a CPC basis, which means advertisers pay us only when someone clicks on one of their advertisements, or on a cost per thousand impression basis, or CPM. Paying on a CPM basis means that advertisers pay us based on the number of times their advertisements appear on our websites.

Concentrations of Credit Risk

Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. The Company’s cash and cash equivalents and marketable securities are primarily held in one financial institution that we believe to be of high credit quality.

Significant customers accounted for the following percentages of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Customer A	26%	24%	24%	25%
Customer B	9%	8%	10%	8%
Customer C	8%	12%	9%	13%

Amounts due from these significant customers were:

	June 30,	December 31,
	2012	2011
Customer A	$11,438	$7,354
Customer B	3,259	1,511
Customer C	4,070	4,242

We believe significant customer amounts outstanding at June 30, 2012 and December 31, 2011 are collectible.

Cost of Revenues

Cost of revenues consists primarily of expenses incurred related to airfare query costs, data center costs and related bandwidth charges. All costs of revenues are expensed as incurred.

Marketing
Marketing expenses are comprised primarily of costs of search engine and other digital marketing, brand advertising, affiliate referral fees, and public relations. All marketing costs are expensed as incurred.

Stock-Based Compensation

We estimate the value of stock option awards on the date of grant using the Black-Scholes option-pricing model (the Black-Scholes model). The determination of the fair value of stock option awards on the date of grant is affected by our estimated stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, expected term, risk-free interest rate, expected dividends and expected forfeiture rates. The forfeiture rate is estimated using historical option cancellation information, adjusted for anticipated changes in exercise and employment termination behavior. Outstanding awards do not contain market or performance conditions and therefore, we recognize stock-based compensation expense on a straight-line basis over the requisite service period.

We account for stock options issued to non-employees in accordance with the guidance for equity-based payments to non-employees. Stock option awards to non-employees are accounted for at fair value using the Black-Scholes option-pricing model. Our management believes that the fair value of stock options is more reliably measured than the fair value of the services received. The fair value of the unvested portion of the options granted to non-employees is re-measured each period. The resulting increase or decrease in value, if any, is recognized during the period the related services are rendered. The fair value of each non-employee stock-based compensation award is re-measured each period until a commitment date is reached, which is generally the vesting date.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities.

Cash Equivalents and Marketable Securities

Cash equivalents include all highly liquid investments maturing within 90 days from the date of purchase.

Marketable securities are classified as held-to-maturity as we have the intent and ability to hold these investments to maturity. Marketable securities are reported at amortized cost. Cash equivalents and marketable securities are invested in instruments we believe to be of high-quality, primarily money market funds, U.S. Government obligations, State and Municipality obligations and corporate bonds with remaining contractual maturities of less than one year.

Accounts Receivable and Allowance for Doubtful Accounts

We review accounts receivable on a regular basis and estimate an amount of losses for uncollectible accounts based on our historical collections experience, age of the receivable and knowledge of the customer. We record changes in our estimate to the allowance for doubtful accounts through bad debt expense and relieve the allowance when accounts are ultimately collected or determined to be uncollectible.

Deferred Financing Costs Related to Initial Public Offering

As of June 30, 2012 and December 31, 2011 we had incurred $3,314 and $2,173, respectively, of legal and accounting costs related to our IPO. We capitalize such costs in prepaid expense and other current assets and will net these costs against the proceeds received from the IPO which occurred on July 25, 2012.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed on a straight-line basis over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter.

Software and Website Development Costs

Certain costs to develop internal use computer software are capitalized provided these costs are expected to be recoverable. These costs are included in property and equipment and are amortized over three years beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs are expensed as incurred. We capitalized $248 million and $278 million of software development costs and amortized $267 million and $213 million in the three months ended June 30, 2012 and June 30, 2011, respectively, and capitalized $470 million and $475 million and amortized $527 million and $413 million in the six months ended June 30, 2012 and June 30, 2011, respectively.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, we compare the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicates that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. During the six months ended June 30, 2011 we recorded an impairment charge of $15.0 million on trade and domain name assets related to our decision to discontinue the sidestep.com URL. See “—Note 6—Intangible Assets” for additional description of our impairment charge.

Goodwill

Goodwill represents the excess of the cost of acquired business over the fair value of the assets acquired at the date of acquisition. Goodwill is tested for impairment at least annually and whenever events or changes in circumstances indicate that goodwill may be impaired. Goodwill is not deductible for tax purposes.

We assess goodwill for possible impairment using a two-step process. The first step identifies if there is potential goodwill impairment. If step one indicates that an impairment may exist, a second step is performed to measure the amount of the goodwill impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. If impairment exists, the carrying value of the goodwill is reduced to fair value through an impairment charge in our consolidated statements of operations.

For purposes of goodwill impairment testing, we estimate the fair value of the Company using generally accepted valuation methodologies, including market and income based approaches, and relevant data available through and as of the testing date. The market approach is a valuation method in which fair value is estimated based on observed prices in actual transactions and on asking prices for similar assets. Under the market approach, the valuation process is essentially that of comparison and correlation between the subject asset and other similar assets. The income approach is a method in which fair value is estimated based on the cash flows that an asset could be expected to generate over its useful life, including residual value cash flows. These cash flows are then discounted to their present value using a rate of return that accounts for the relative risk of not realizing the estimated annual cash flows and for the time value of money.

Warrant liability

Warrants to purchase redeemable convertible preferred stock are accounted for on the balance sheets at fair value as liabilities. Changes in fair value are recognized in earnings in the period of change.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of foreign currency translation adjustments. The financial statements of non-U.S. entities are translated from their functional currencies into U.S. dollars. Assets and liabilities are translated at period end rates of exchange and revenue and expenses are translated using average rates of exchange. The resulting gain or loss is included in accumulated other comprehensive income on the balance sheet.

Income Taxes

We record income taxes under the liability method. Interest and penalties related to income tax liabilities, if any, are included in income tax expense. Deferred tax assets and liabilities reflect our estimation of the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for book and tax purposes. We determine deferred income taxes based on the differences in accounting methods and timing between financial statement and income tax reporting. Accordingly, we determine the deferred tax asset or liability for each temporary difference based on the enacted tax rates expected to be in effect when we realize the underlying items of income and expense. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience by jurisdiction, expectations of future taxable income, and the carryforward periods available to us for tax reporting purposes, as well as other relevant factors. We may establish a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. Due to inherent complexities arising from the nature of our businesses, future changes in income tax law, tax sharing agreements or variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates.

Effective January 1, 2007, we adopted the authoritative guidance for uncertainty in income taxes. This guidance requires that we recognize a tax benefit from an uncertain position only if it is more likely than not that the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authority’s widely understood administrative practices and precedents. If this threshold is met, we would measure the tax benefit as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The adoption of this guidance did not have a material impact on our financial statements. Penalties and interest on uncertain tax positions are included in income tax expense.

Recent Accounting Pronouncements

In June 2011, the FASB issued amended disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. We adopted these changes effective January 1, 2012 and applied retrospectively for all periods presented. There was no impact to the consolidated results as the amendments related only to changes in financial statement presentation.

In September 2011, the FASB issued amended guidance that will simplify how entities test goodwill for impairment. After an assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test becomes optional. The guidance is effective January 1, 2012, with early adoption permitted. We elected to adopt this guidance for the 2011 goodwill impairment test performed in the fourth quarter. Goodwill impairment testing did not result in any impact to our financial results.

3. Acquisitions

On April 1, 2011, the Company acquired 100% of the outstanding share capital in JaBo Vertrieb-und Entwicklung GmbH, or JaBo Software, a leading Austrian travel search company, for a total cash purchase price of $9,160, net.

The table below sets forth the final purchase price allocation:

Assets acquired:
Accounts receivable and other assets	$983
Contingent asset	230
Identifiable intangible assets (1)
Customer relationships (useful life—7 years)	3,200
Trade & domain names (useful life—10 years)	2,600
Current technology (useful life—2 years)	700
Non-compete agreements (useful life—2 years)	300
Goodwill	4,138
Total assets	12,151
Liabilities assumed:
Deferred tax liability	1,700
Other liabilities	1,291
Total net assets acquired	$9,160

(1)	The weighted average useful life of the identifiable intangible assets acquired is 7 years.

The primary elements that generated goodwill are the value of the acquired assembled workforce, specialized processes and procedures and operating synergies, none of which qualify as separate intangible assets.

The pro forma impact of this acquisition on revenues and net income was immaterial.

4. Marketable Securities

The following tables summarize the investments in marketable securities all of which are classified as held to maturity:

	June 30, 2012		December 31, 2011
	Amortized Cost	Level 1(1) Fair Value	Amortized Cost	Level 1(1) Fair Value
Agency bonds	$1,001	$1,001	$2,605	$2,605
Certificate of deposit	900	900	900	899
Commercial paper	3,594	3,595	3,097	3,096
Corporate debentures/ bonds	5,417	5,414	4,596	4,591
Marketable securities	$10,912	$10,910	$11,198	$11,191

(1)	Level 1 fair values are defined as observable inputs such as quoted prices in active markets.

5. Property and Equipment

Property and equipment consisted of the following:

	Estimated Life	June 30,	December 31,
		2012	2011
Website development	3 years	$6,022	$5,552
Computer equipment	3 years	4,669	4,172
Leasehold improvements	Life of lease	2,310	2,283
Furniture and fixtures	5 years	793	749
Software	3 years	305	266
Vehicles	5 years	53	53
Office equipment	5 years	40	40
Property and equipment		14,192	13,115
Accumulated depreciation		(8,924)	(7,641)
Property and equipment, net		$5,268	$5,474

Depreciation expense was $650 and $441 for the three months ended June 30, 2012 and 2011 respectively and $1,285 and $867 for the six months ended June 30, 2012 and 2011 respectively.

6. Intangible Assets

The following tables detail our intangible asset balances by major asset class:

	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Intangible asset class
Domain and trade names	$33,345	$(26,628)	$6,717	$33,505	$(11,255)	$(14,980)	$7,270
Customer relationships	10,651	(4,569)	6,082	10,878	(3,826)	—	7,052
Technology	4,141	(2,672)	1,469	4,160	(1,287)	—	2,873
Non-compete agreements	954	(659)	295	982	(493)	—	489
Intangible assets, net	$49,091	$(34,528)	$14,563	$49,525	$(16,861)	$(14,980)	$17,684

Amortization expense was $1,400 and $1,900 for the three months ended June 30, 2012, and June 30, 2011 respectively,

and $2,815 and $3,535 for the six months ended June 30, 2012 and June 30, 2011 respectively. Intangible assets are amortized on a straight-line basis over their estimated economic lives. We believe that the straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained.

In January 2011, we determined that we would not support two brand names and URLs in the United States and decided that we would begin to migrate all traffic from sidestep.com to KAYAK.com. As a result of this triggering event, we prepared an analysis comparing expected future discounted cash flows to be generated by the SideStep domain and trade name asset to the carrying value of the asset. Our analysis resulted in:

•	A charge of $14,980 due to the impairment of the value of the SideStep brand name and URL,

•
A change in estimate that resulted in acceleration of amortization based on the estimated decline in queries directed from our SideStep URL through December 2013 to reflect the gradual transition of users to the KAYAK URL.

To determine fair value of the SideStep brand name and URL, we used an income approach, which utilized Level 3 fair value inputs as described in "-Note 15 - Fair Value Measurements", and discounted the expected cash flows of the intangible assets. We calculated expected cash flows, using an estimate of future revenue to be generated from the SideStep URL offset by estimated future expenses. We applied a discount rate of 17% representing the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in the respective operations and the rate of return an outside investor could expect to earn.

7. Goodwill

Changes in the carrying amount of goodwill for the year ended December 31, 2011 and six months ended June 30, 2012 were as follows:

Balance, December 31, 2011	$155,677
Foreign currency translation	(433)
Balance, June 30, 2012	$155,244

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2012	December 31, 2011
Accrued bonus	$3,475	$5,792
Income taxes payable	5,939	2,515
Accrued marketing	7,812	1,141
Other accrued expenses	7,534	6,772
Accrued expenses and other current liabilities	$24,760	$16,220

9. Income Taxes

Our effective tax rates were 52.0% and 37.8% for the three months ended June 30, 2012 and 2011. The increase in the effective tax rate for the three months ended June 30, 2012 as compared to the same period in 2011 was primarily due to losses in Europe for which no benefit was recognized.
Our effective tax rates were 50.5% and 41.0% for the six months ended June 30, 2012 and 2011. The increase in the effective tax rate for the six months ended June 30, 2012 as compared to the same period in 2011 was primarily due to losses in Europe for which no benefit was recognized.
10. Commitments and Contingencies

Operating Leases

We lease our office and data center facilities under noncancelable leases that expire at various points between May 2013 and April 2025. We are also responsible for certain real estate taxes, utilities and maintenance costs on our office facilities. Rent expense was approximately $332 and $426 for the three months ended June 30, 2012 and 2011 respectively and $671 and $897 for the six months ended June 30, 2012 and 2011 respectively.

Other Commitments

We have a content licensing agreement that as of June 30, 2012, obligates us to make minimum future payments of $3,500 for the remainder of 2012. During 2013, we will be obligated to make minimum payments based on the number of queries performed in 2012, and as a result, we are unable to estimate our calendar year 2013 minimum commitment at this time. If not renewed, this agreement expires in December 2013.

On April 3, 2012, we entered into a Products and Services Agreement with a technology provider. This agreement obligates us to make minimum future payments of $1,600 per year for the next four years. As of June 30, 2012, our remaining obligation for 2012 is $800 .

 Legal Matters

We are involved in various legal proceedings, including but not limited to the matters described below that involve claims for substantial amounts of money or for other relief or that might necessitate changes to our business or operations.

In April 2009, Parallel Networks, LLC filed a complaint against us for patent infringement in the U.S. District Court for the Eastern District of Texas. The complaint alleged, among other things, that our website technology infringes a patent owned by Parallel Networks purporting to cover a “Method And Apparatus For Client-Server Communication Using a Limited Capability Client Over A Low-Speed Communications Link” (U.S. Patent No. 6,446,111 B1) and sought injunctive relief, monetary damages, costs and attorneys fees. The complaint was dismissed without prejudice in February 2010, but the plaintiff filed a new complaint against us on March 29, 2010 containing similar allegations. The case was set for trial on September 10, 2012. The court has since stayed proceedings in the district court pending resolution of plaintiff’s appeal of certain rulings by the court, which granted summary judgment on several claims in favor of us and other defendants. At this time we are unable to estimate any potential damages associated with this matter. As such, we have not recorded any accrual for potential loss as of December 31, 2011 or June 30, 2012.

In addition, from time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Such proceedings, even if not meritorious, could result in the expenditure of significant financial and managerial resources. If any legal proceedings were to result in an unfavorable outcome, it could have a material adverse effect on our business, financial position and results of operations; however, at this time, we are unable to estimate the potential range of loss, if any, and it is too early to determine the likelihood of whether or not any of these claims will ultimately result in a loss. As such, we have not recorded any material accrual for potential loss as of December 31, 2011 or June 30, 2012.

11. Redeemable Convertible Preferred Stock

The Company had authorized 26,876,384 shares of redeemable convertible preferred stock, and had designated six series as of June 30, 2012 and December 31, 2011: 6,600,000 shares of Series A Preferred, 1,176,051 shares of Series A-1 Preferred, 4,989,308 shares of Series B Preferred, 2,138,275 shares of Series B-1 Preferred, 3,897,084 shares of Series C Preferred and 8,075,666 Series D Preferred.

Series A Preferred

In March and June 2004, the Company issued an aggregate of 6,600,000 shares of Series A Preferred at $1.00 per share for gross proceeds of $6,600.

Series A-1 Preferred

In November 2004, the Company issued an aggregate of 825,000 shares of Series A-1 Preferred at $2.00 per share for gross proceeds of $1,650. The purchase price of the shares was subject to adjustment based on any dilution occurring as a result of any subsequent stock offering that occurred prior to February 1, 2006 at a price per share lower than $2.00. Consequently, in March 2005, an additional 351,051 shares were issued to Series A-1 holders to adjust the stock purchase price to $1.403 per share, the per-share price of the Series B Preferred Stock.

Series B Preferred

In February 2005, the Company issued 4,989,308 shares of its Series B Preferred at $1.403 per share for gross proceeds of $7,000.

Series B-1 Preferred

In April 2006, the Company issued 2,138,275 shares of its Series B-1 Preferred at $1.403 per share for gross proceeds of $3,000.

Series C Preferred

In May 2006, the Company issued 3,855,180 shares of its Series C Preferred at $2.983 per share for gross proceeds of $11,500.

Series D Preferred

In December 2007, the Company issued 8,008,842 shares of its Series D Preferred at $20.727 per share for gross proceeds of $166,000 and $278 in issuance costs.

A summary of the rights and preferences of the Series A, A-1, B, B-1, C and D Preferred, as of June 30, 2012, are as follows:

Voting

Series A, A-1, B, B-1, C and D Preferred stockholders are entitled to one vote per common share equivalent on all matters voted on by holders of common stock.

Dividends

Series A, A-1, B, B-1, C and D Preferred stockholders are entitled to receive dividends that are paid on common stock of the Company equal to an amount of the largest number of whole shares of common stock into which the shares of preferred stock are convertible. In addition, Series A, A-1, B, B-1, C and D preferred stockholders are entitled to receive, out of funds legally available, dividends at the rate of 6% per annum of the adjusted original issue price per share and are accumulated regardless if declared. Accumulated and unpaid dividends totaled $57,617 and $51,745 as of June 30, 2012, and December 31, 2011 respectively. Dividends are payable upon a liquidation event, redemption or if declared by the Board of Directors.

In April 2012, the Company executed an Election and Amendment Agreement with certain existing stockholders, or eligible holders, pursuant to which we granted certain eligible holders the right to purchase from us 352,178 shares of common stock at the IPO price of $26.00. We refer to these as the private placement purchase rights. The private placement purchase rights must be exercised, if at all within five business days after the closing of our IPO.

Pursuant to the Election and Amendment Agreement, if our IPO price was below $27.00 per share, we agreed that we would issue to the eligible holders additional shares of Class A common stock for no additional consideration pursuant to an automatic adjustment. As a result of the revision in the terms due to the Election and Amendment Agreement, we recognized a charge of $2,929 as a deemed dividend at the modification date. This charge impacts net income (loss) attributable to our common stockholders and basic net income (loss) per share attributable to common stockholders.

Liquidation Rights

In the event of a liquidation, dissolution or winding up of the Company, a sale of all or substantially all of the Company’s assets, and certain mergers, before any distribution payments to common stockholders, the holders of Series A, A-1, B, B-1, C and D Preferred are entitled to an amount equal to the liquidation preference payment. The liquidation preference payment is equal to the original stock price paid per share multiplied by 1.5 for the Series A holders ($1.50 per share), Series A-1 holders ($2.104 per share), Series B holders ($2.104 per share), Series B-1 holders ($2.104 per share), Series C holders ($4.475 per share) and Series D holders ($31.09 per share) plus unpaid dividends (whether or not declared).

Conversion

Each share of Series A, A-1, B, B-1, C and D preferred is convertible into one share of common stock, adjusted for certain anti-dilutive events. Conversion is at the option of the holder but becomes automatic upon (i) the completion of an IPO involving gross proceeds of at least $25,000 at a price per share that equals or exceeds $31.09 per share, subject to certain adjustments, or (ii) upon the election of the holders of shares of preferred stock representing 58% of the votes applicable to such preferred stock (Requisite Holders), provided that with respect to Series D Preferred, such election must also include holders of at least two-thirds of the Series D preferred. Upon a conversion event holders are not entitled to receive any previously accumulated and unpaid dividends.

Redemption

At any time on or after December 21, 2012, upon the written request of the Requisite Holders, the Company shall redeem, in three equal annual installments, all outstanding Series A, A-1, B, B-1, C and D Preferred, in cash, at an amount equal to the adjusted original issue price plus unpaid dividends. In February 2012, we obtained waivers from more than the Requisite Holders agreeing not to elect any such redemption until after January 2, 2013.

Preferred Stock Warrants

In connection with the issuance of subordinated term loans in 2007, the lender received warrants to purchase 62,000 shares of Series D preferred stock at an exercise price of $20.73 per share. The warrants expire on the tenth anniversary of the loan closing date (December 2017). In connection with the transaction the Company recorded a separate warrant liability based on the estimated fair value at the issuance date by allocating proceeds first to the warrants and the remaining to the loans (the residual method). Warrants are valued at each reporting period with changes recorded as other income (expense) in the statement of operations. The fair value of these warrants was $489 and $426 at June 30, 2012 and December 31, 2011 respectively, based on the following assumptions using the Black-Scholes model:

	June 30, 2012	December 31, 2011
Risk free interest rate	0.4%	0.4%
Expected volatility	41.2%	42.9%
Expected life (in years)	3	3
Dividend yield	—%	—%

The mark-to-market expense on these warrants was $(84) and $(183) for the three months ended June 30, 2012 and June 30, 2011 respectively and $(63) and $(66) for the six months ended June 30, 2012 and June 30, 2011 respectively.

In November 2006, under the terms of a loan and security agreement, the Company issued warrants for the purchase of 41,904 shares of Series C preferred. The warrants are exercisable at $2.983 per share and expire on November 22, 2016. The Company recorded a warrant liability based on the fair value of the warrants at the issuance date. The fair value of these warrants was $830 and $724 as of June 30, 2012 and December 31, 2011, respectively, based on the following assumptions using the Black-Scholes model:

	June 30, 2012	December 31, 2011
Risk free interest rate	0.3%	0.3%
Expected volatility	42.0%	41.0%
Expected life (in years)	2	2
Dividend yield	—%	—%

The mark-to-market expense on these warrants was $(106) and $(55) for the three months ended June 30, 2012 and June 30, 2011 respectively and $(106) and $(143) for the six months ended June 30, 2012 and June 30, 2011 respectively.

12. Stockholders’ Equity

Common Stock

A summary of the rights and preferences of common stock as of June 30, 2012 are as follows:

Voting

Common stockholders are entitled to one vote per share of common stock held on all matters on which such common stockholder is entitled to vote.

Dividends

Common stockholders are eligible to receive dividends on common stock held when funds are available and as approved by the Board of Directors.

Liquidation Rights

In the event of liquidation, dissolution or winding up of the Company, a sale of all or substantially all of the Company’s assets, and certain mergers, common stockholders are entitled to receive all assets of the Company available for distribution, subject to the preferential rights of any outstanding shares of preferred stock.

13. Stock Options and Restricted Stock

The board of directors adopted the 2004 Stock Option Plan, or the 2004 Plan, and the Third Amended and Restated 2005 Equity Incentive Plan, or the 2005 Plan, which permits the sale or award of restricted common stock or grant of incentive and nonqualified stock options for the purchase of common stock to employees, directors and consultants up to a maximum aggregate of 13,000,000 shares and 12,000,000 shares at June 30, 2012 and December 31, 2011, respectively. At June 30, 2012 and December 31, 2011, 933,098 shares and 159,946 shares, respectively, were available under the 2005 Plan for future issuances of restricted common stock or grants of stock options.

Restricted Stock

The Company has issued shares of restricted common stock to employees, directors and consultants, which are subject to repurchase agreements and generally either vest over a four-year period from date of grant or immediately at the time of the grant. If the holder ceases to have a business relationship with the Company, the Company may repurchase any unvested shares of restricted common stock held by these individuals at their original purchase price. There were no unvested shares at June 30, 2012 or December 31, 2011.

Restricted stock is subject to transfer restrictions and contains the same rights and privileges as unrestricted shares of common stock. Shares of restricted stock are presented as outstanding as of the date of issuance. Grants made during 2010 and 2011 all vested immediately as of the date of the grant. There were no restricted stock grants between January 1, 2012 and June 30, 2012.

Stock Options

Stock options generally have terms of ten years. Stock options granted under the stock plans will typically vest 25% after the first year of service and ratably each month over the remaining 36-month period contingent upon employment with the Company on the date of vesting.

The Company utilizes the Black-Scholes model to determine the fair value of stock options. Management is required to make certain assumptions with respect to selected model inputs, including anticipated changes in the underlying stock price (i.e., expected volatility) and option exercise activity (i.e., expected term). The Company bases its expected volatility on the historical volatility of comparable publicly traded companies for a period that is equal to the expected term of the options. The expected term of options granted is derived using the “simplified” method as allowed under the provisions of the SEC’s Staff Accounting Bulletin No. 107 and represents the period of time that options granted are expected to be outstanding. The expected term for performance-based and non-employee awards is based on the period of time for which each award is expected to be outstanding, which is typically the remaining contractual term. The risk-free rate is based on the U.S. Treasury yield in effect at the time of the grant period for a period commensurate with the estimated expected life.

The following table summarizes stock option activity:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted-Average Remaining Contractual Term (in years)
Balance, December 31, 2011	9,086,586	$10.79	$86,590	7.3
Options granted (3)	626,500	$25.03
Exercised	(71,442)	$18.92
Canceled/forfeited	(399,652)	$19.09
Balance, June 30, 2012	9,241,992	$11.33	$140,159	6.9
Vested and exercisable as of June 30, 2012	5,780,981	$8.09	$106,431	5.9
Vested and exercisable as of June 30, 2012 and expected to vest thereafter (2)	8,653,670	$10.85	$135,450	6.8

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying award and the fair value of $26.50, and $20.14 of our common stock on June 30, 2012, and December 31, 2011.

(2)	Stock options expected to vest reflect an estimated forfeiture rate.

(3)	Includes 242,500 shares granted to non-employees. The assumptions used to value these grants are similar to those used for grants made to employees with the exception of the expected term.

The fair value of vested shares was $5,655 for the six months ended June 30, 2012 and $10,885 during the year ended December 31, 2011. The total intrinsic value of options exercised was $462 for the six months ended June 30, 2012 and $4,143 during the year ended December 31, 2011.

The weighted-average fair value of options granted during the six months ended June 30, 2012 was $12.72 per share and $9.71 per share for the year ended December 31, 2011 based on the Black-Scholes model. The following weighted-average assumptions were used for grants made to employees and do not include the assumptions for non-employee grants:

	June 30, 2012	December 31, 2011
Risk-free interest rate	1.0%	1.8%
Expected volatility	44.6%	43.8%
Expected life (in years)	6	6
Dividend yield	—%	—%

The following table summarizes information concerning outstanding and exercisable options as of June 30, 2012:

	Options Outstanding			Options Exercisable and Vested
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$ 1.00 - $ 1.40	971,103	2.4	$1.16	971,103	$1.16
$2.98	216,240	4.3	$2.98	216,240	$2.98
$5.00	1,362,500	4.9	$5.00	1,362,500	$5.00
$7.50	1,737,000	7.0	$7.50	1,284,822	$7.50
$11.29	255,000	7.6	$11.29	166,041	$11.29
$13.00	955,000	7.5	$13.00	562,597	$13.00
$14.82	1,905,316	8.3	$14.82	840,814	$14.82
$15.50 - $21.00	1,153,333	8.6	$19.03	355,614	$17.87
25.50 - 26.50	686,500	9.7	$25.74	21,250	25.50
$ 1.00 - $26.50	9,241,992	6.9	$11.33	5,780,981	$8.09

The fair value of the common stock has been determined by the Board of Directors at each award grant date based on a variety of factors, including arm’s length sales of the Company’s capital stock (including redeemable convertible preferred stock), valuations of comparable public companies, the Company’s financial position and historical financial performance, the status of technological developments within the Company’s products, the composition and ability of the technology and management team, an evaluation of and benchmark to the Company’s competition, the current climate in the marketplace, the illiquid nature of the common stock, the effect of rights and preferences of preferred shareholders, and the prospects of a liquidity event, among others. In addition, at least quarterly the Company performs a valuation to assist in determining the current market value of the stock.

At June 30, 2012 and December 31, 2011, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was approximately $29,345 and $31,124, respectively. This expense will be recognized on a straight-line basis over the weighted average remaining vesting period of 2.4 and 2.6 years as of June 30, 2012, and December 31, 2011, respectively.

14. Earnings per share

The following tables set forth the computation of basic and diluted earnings (loss) per share of common stock for the three and six months ended June 30, 2012 and June 30, 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic earnings (loss) per share:
Net income (loss)	$7,288	$3,776	$11,433	$(3,138)
Redeemable convertible preferred stock dividends	(2,936)	(2,936)	(5,872)	$(5,872)
Deemed dividend resulting from modification of redeemable convertible preferred stock	$(2,929)	$—	$(2,929)	$—
Net income (loss) attributable to common stockholders—Basic	$1,423	$840	$2,632	$(9,010)
Weighted average common shares outstanding	7,049,863	7,505,505	7,043,571	7,451,737
Basic earnings (loss) per share	$0.20	$0.11	$0.37	$(1.21)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Diluted earnings (loss) per share:
Net income (loss) attributable to common stockholders—Diluted	$7,288	$3,776	$11,433	$(9,010)
Weighted average common shares outstanding	7,049,863	7,505,505	7,043,571	7,451,737
Options to purchase common stock	4,602,055	3,082,612	3,954,035	—
Convertible preferred stock (as converted basis)	26,767,656	26,767,656	26,767,656	—
Contingent preferred stock per Election and Amendment Agreement (1)	151,111	—	151,111	—
Convertible preferred stock warrants (as converted basis)	50,009	35,757	42,996	—
Weighted average shares and potential diluted shares	38,620,694	37,391,530	37,959,369	7,451,737
Diluted earnings (loss) per share	$0.19	$0.10	$0.30	$(1.21)

(1)
Additional preferred stock per Election and Amendment Agreement as discussed in “-Note 11-Redeemable Convertible Preferred Stock." Shares calculated based on common stock fair value of $26.50 as of June 30, 2012.

The potentially dilutive securities that have been excluded from the calculation of diluted net income (loss) per common share because the effect is anti-dilutive is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Options to purchase common stock	4,639,939	5,953,591	5,287,959	9,036,203
Convertible preferred stock (as converted basis)	—	—	—	26,767,656
Convertible preferred stock warrants (as converted basis)	53,895	68,147	60,908	103,904
	4,693,834	6,021,738	5,348,867	35,907,763

15. Fair Value Measurements

Generally accepted accounting principles set forth a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three tiers are Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Our preferred stock warrants are measured at fair value on a recurring basis. The preferred stock warrants are valued using the Black-Scholes model with the following assumptions: share price, exercise price, expected term, volatility, risk-free interest rate and dividend yield as described in “—Note 11—Redeemable Convertible Preferred Stock”.

Changes in valuation during the years ended December 31, 2011 and the six months ended June 30, 2012, were as follows:

Level 3 Warrant Instruments
Balance, December 31, 2011	1,150
Mark-to-market adjustment	169
Balance, June 30, 2012	$1,319

Mark-to-market adjustments related to stock put options and warrant instruments are included in other income (expense).

16. Related Party Transactions

In March 2010, we sold TravelPost, a website that was acquired in 2007, to a corporation affiliated with certain members of our board of directors. In connection with the sale, we entered into a commercial agreement pursuant to which we granted the new company a three-year license to reproduce and publicly display hotel reviews and hotel related information in exchange for a monthly license fee of $50 for the term of the license. In May 2011, the commercial agreement was amended to lower the monthly license fee to $10 in exchange for 1,000,000 shares of Series A Preferred Stock in TravelPost. No value was attributed to the stock.

17. Information about Geographic Areas

Revenues by geography are based on the country in which our websites are located. For example, KAYAK.com is in the United States, while de.KAYAK.com and swoodoo.com are in Germany. We allocate revenues based on the website’s proportional revenue-generating activity (generally, volume of queries and clicks relative to the whole). Long-lived assets are allocated based on the location of the corporate entity to which they relate.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
United States	$61,957	$46,890	$121,125	$92,116
Germany	6,635	5,761	14,237	11,173
Rest of the world	8,346	4,102	14,914	6,138
Total revenues	$76,938	$56,753	$150,276	$109,427

	As of June 30,	As of December 31,
	2012	2011
Long-lived assets
United States	$147,390	$149,254
Germany	18,956	20,205
Rest of the world	8,729	9,376
Total long-lived assets	$175,075	$178,835

18. Subsequent Events (unaudited)

On July 25, 2012, we completed our IPO whereby we sold 4,025,000 shares of our Class A common stock at a price of $26.00 per share before underwriting discounts and commissions. The IPO generated net proceeds of approximately $97.3 million, after deducting underwriting discounts and commissions but before estimated offering expenses of $3.8 million. Upon the closing of the IPO, all shares of our then-outstanding common stock and preferred stock automatically converted into an aggregate of 33,864,565 million shares of Class B common stock. Additionally, all outstanding options and warrants as of that date automatically converted into options and warrant to purchase Class B common stock.

Effective as of July 19, 2012, upon the pricing of our IPO, options to purchase 1,300,000 shares of our common stock were awarded to certain employees and officers of the Company. The exercise price of these stock options is $26.00 per share. These options will vest over four years with 25% of the shares subject to these stock options vesting on January 19, 2013 and then monthly thereafter. Total unrecognized estimated compensation expense relate to these non-vested options is approximately $14,800, calculated using a Black-Scholes Model as described in "-Note 13 - Stock Options and Restricted Stock."

Upon the consummation of our IPO, we issued to certain stockholders, for no cash consideration, 308,032 shares of Class A common stock. In addition, certain of our stockholders also vested in a right to purchase from us, up to an aggregate of 352,178 shares of Class A common stock at an exercise price of $26.00 per share. This right terminated on August 1, 2012, and eligible stockholders elected to purchase 231,695 of these shares for an additional consideration of approximately $6.0 million. Issuances described in this paragraph were in consideration for such stockholders entry into that certain Election and Amendment Agreement, dated April 19, 2012, pursuant to which certain stockholders provided various elections, waivers, consents and amendments related to our capital structure as described in "- Note 11 - Redeemable Convertible Preferred Stock".

Effective as of July 20, 2012, we entered into a settlement agreement with Orbitz Worldwide, LLC pursuant to which the parties agreed to resolve their ongoing disputes. The settlement agreement did not involve any material financial payments between the companies, nor did it involve any material changes in contractual terms.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a technology-driven company committed to improving online travel. Cofounders of Expedia, Travelocity and Orbitz started KAYAK in 2004 to take a better approach to finding travel online. Our websites and mobile applications enable people to easily research and compare accurate and relevant information from hundreds of other travel websites in one comprehensive, fast and intuitive display. We also provide multiple filtering and sorting options, travel management tools and services such as flight status updates, pricing alerts and itinerary management. Once travelers find their desired flight, hotel or other travel products, KAYAK sends them to their preferred travel supplier or online travel agency website to complete their purchase, and in many cases, travelers may now complete bookings directly through our websites and mobile applications.

KAYAK’s services are free for travelers. We offer travel suppliers and online travel agencies, or OTAs, an efficient channel to sell their products and services to a highly targeted audience focused on purchasing travel. We earn revenues by sending referrals to travel suppliers and OTAs and from a variety of advertising placements on our websites and mobile applications.

During the three months ended June 30, 2012, we experienced the following growth:

•	For the three months ended June 30, 2012, we generated $76.9 million of revenues, representing growth of 35.6% over the three months ended June 30, 2011;

•	For the three months ended June 30, 2012, we generated income from operations of $15.8 million representing growth of 174.5% over the three months ended June 30, 2011.

•
For the three months ended June 30, 2012, we had Adjusted EBITDA of $20.6 million representing growth of 85.4% over the three months ended June 30, 2011. Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization, or Adjusted EBITDA, is a non-generally accepted accounting principle metric used by management to measure our operating performance. See “—Adjusted EBITDA Reconciliation” below for an additional description of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to income (loss) from operations.

•	For the three months ended June 30, 2012, we processed 304 million user queries for travel information, representing growth of 32.9% over the three months ended June 30, 2011; and

•
KAYAK mobile applications have been downloaded nearly 17 million times since their introduction in March 2009. For the three months ended June 30, 2012, we had approximately 2.3 million downloads, representing growth of 40.1% over the three months ended June 30, 2011.

As of August 15, 2012, we had 189 employees, and we had local websites in 18 countries, including U.S., Germany, Spain, the United Kingdom, Austria, France and Italy.

Earnings Before Interest, Taxes, Depreciation and Amortization, or EBITDA, is a metric used by management to measure operating performance. Adjusted EBITDA represents EBITDA excluding the impact of stock-based compensation expense and other income (expense), net. We present Adjusted EBITDA as a supplemental performance measure because we believe it facilitates operating performance comparisons from period to period and company to company by backing out potential differences caused by variations in capital structures (affecting other income (expense), net), tax positions (such as the impact on periods or companies of changes in effective tax rates), the age and book depreciation of fixed assets (affecting relative depreciation expense), the impact of acquisitions and the impact of stock-based compensation expense. Because Adjusted EBITDA facilitates internal comparisons of operating performance on a more consistent basis, we also use Adjusted EBITDA in measuring our performance relative to that of our competitors. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our profitability or liquidity. We understand that although Adjusted EBITDA is frequently used by securities analysts, lenders and others in their evaluation of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•
although depreciation is a non-cash charge, the assets being depreciated will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements; and

•	other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

 The following table reconciles income (loss) from operations to Adjusted EBITDA for the periods presented and is unaudited:

KAYAK Software Corporation and Subsidiaries Adjusted EBITDA Reconciliation (In thousands)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Income (loss) from operations	$15,751	$5,739	$23,860	$(6,286)
Other income (expense), net	(613)	306	(809)	917
Depreciation and amortization	2,050	2,341	4,100	4,402
Impairment of intangible assets	—	—	—	14,980
EBITDA	17,188	8,386	27,151	14,013
Stock-based compensation	2,842	3,054	5,840	6,191
Other (income) expense, net	613	(306)	809	(917)
Adjusted EBITDA	$20,643	$11,134	$33,800	$19,287

Our Revenue Platforms

KAYAK’s services are free for travelers. We earn revenues by sending referrals to travel suppliers and OTAs after a traveler selects a specific itinerary (distribution revenues), and through advertising placements on our websites and mobile applications (advertising revenues).

Distribution Revenues

We earn distribution revenues by sending qualified leads to travel suppliers and OTAs and by facilitating bookings directly through our websites and mobile applications. After a traveler has entered a query on our website, reviewed the results, and decided upon a specific itinerary, we send the user directly into the travel supplier's or OTA's purchase process to complete the transaction. In many cases, users may now complete bookings with the travel supplier or OTA without leaving our websites and mobile applications. Travel suppliers and OTAs have the flexibility to pay us either when these qualified leads click on a query result at a set cost per click (CPC basis) or when they purchase a travel product on the travel supplier or OTA website (cost per acquisition, or CPA, basis). We separately negotiate and enter into our distribution agreements, and these agreements set forth the payment terms for the applicable travel supplier or OTA

Advertising Revenues

Advertising revenues primarily come from payments for compare units, text-based sponsored links and display advertisements. A “compare unit” is an advertising placement that, if selected by a KAYAK user, launches the advertiser’s website and initiates a query based on the same travel parameters provided on the KAYAK website. The major types of advertisers on our websites consist of OTAs, third party sponsored link providers, hotels, airlines and vacation package providers. Generally, our advertisers pay us on a CPC basis, which means advertisers pay us only when someone clicks on one of their advertisements, or on a cost per thousand impression basis, or CPM. Paying on a CPM basis means that advertisers pay us based on the number of times their advertisements appear on our websites.

We have a proprietary advertising platform called the KAYAK Network, or KN. KN allows advertisers to target the placement and message of their advertisements to the search parameters entered by our traveler, such as the traveler’s origin, destination and desired travel dates. This technology allows advertisers to target their advertisements better, create more effective messages and to transfer people to their websites more efficiently. Our platform allows advertisers to limit placements to instances when the advertiser has an offer that is relevant to a traveler's query. For example, an airline can ensure it only advertises when a traveler searches for a route offered by such airline, and a hotelier can ensure it only advertises to travelers who have searched for dates when the hotelier has low occupancy. We also enable advertisers to use a traveler’s search parameters to dynamically create targeted messages, and after the traveler clicks on an advertisement, we can pass the same search information through to the advertiser, thus increasing the likelihood of a purchase on their website.

Technology and Infrastructure

KAYAK is a technology-driven company. Our technology platform powers our websites and mobile applications by rapidly searching through the complex and fragmented range of travel industry data and presenting comprehensive and relevant travel query results to the user in a clear and intuitive manner.

Search Capabilities

Our software and systems are designed to handle significant growth in users and queries, without requiring significant re-engineering or major capital expenditures. In the second quarter of 2012, we received and processed 304 million queries for travel information.

When a travel query is entered on one of our websites or mobile applications, our technology platform analyzes the travel parameters, determines which websites and other travel databases have relevant travel information and then queries those multiple sources in parallel. Many of those sources operate with differing protocols, and therefore return results in slightly different ways and in differing time frames. Our platform gathers, prioritizes and standardizes this travel data. Our proprietary software then detects and eliminates inaccurate prices or results in this data, and our ranking software then determines which results are likely to be the most relevant and useful. Our technology platform completes these processes and returns a comprehensive and relevant set of results within moments of receiving the travel query.

Website Design and Hosting

Reliability, speed and integrity are important to us. We have designed our websites and mobile applications using a combination of our own proprietary software and a variety of open source or other public domain technologies. Where appropriate, we have chosen to use public domain technologies to develop and maintain our websites and mobile applications because we believe they are widely used and well proven by the engineering community and end-users, and, therefore, offer us a reliable and efficient development environment and infrastructure. Such technologies also enable us to provide our users with a stable web or mobile experience and are often free. Our limited and selective use of commercially available software means that as the number of people that visit our websites and download our mobile applications continues to grow, we do not incur significant additional software costs or software licensing fees.

Our websites are hosted on hardware and software located at third-party facilities in Medford and Somerville, Massachusetts and Freiburg, Germany. We also use content delivery networks and third-party domain name system, or DNS, services to optimize routing and increase the speed of our website pages. We are committed to ensuring that our websites are highly available. Our use of multiple secured hosting facilities provides us with power redundancy and expandable and redundant bandwidth, and we believe these facilities are well suited to fit our current and planned business needs.

Mobile Applications and Platforms

We offer mobile applications for the iPhone, iPad, Android, Windows Phone 7 and other platforms. These applications combine the speed and comprehensiveness found in our website experience with the convenience and portability offered by today’s smartphones and tablets. To enhance the mobile experience, we have also implemented mobile-specific functionality in these applications, such as trip itinerary management, visual flight status, airport guides and location-based features.

As some smartphone users prefer to use the web browser on their phones rather than download a separate application, we also offer a mobile-optimized website. These users are automatically redirected to m.KAYAK.com, where we provide an “application-like” experience, including a streamlined interface, touch screen functionality and assisted input based on the person’s location.

Focus on Innovation

We strive to continually improve the user-experience on our websites and mobile applications. For example, we routinely work to improve our software and algorithms to further reduce the time required to return query results. We review the feature sets and design of our websites and mobile applications on a regular basis to identify areas for improvement. To aid in our review, we conduct regular formal usability testing, focus groups and comparison testing of new features. We release new code to our websites on a nearly weekly basis. Some examples of our past innovations include a user interface capable of updating page elements without reloading the entire page and “sliding bars” and other tools to filter query results based on relevant criteria, such as specific departure and arrival times for flights, and enabling people to purchase travel without leaving our website.

Our Brands – KAYAK, swoodoo, and checkfelix.com

We operate our websites and mobile applications under three brands: KAYAK, swoodoo and checkfelix.com. Each of these brands provides the same core set of free services including flight, hotel and other travel search, flight status updates, pricing alerts and itinerary management.

Our registered trademarks include: KAYAK, KAYAK.com, KAYAK Network, Search One and Done, SideStep, checkfelix.com and swoodoo. All of these trademarks, other than swoodoo and checkfelix.com, are registered in the U.S. and many of them are also registered in other jurisdictions.

Marketing

We believe that continued investment in marketing is important to attracting new users to our websites and mobile services. We balance our marketing investments between brand marketing, such as television and online display campaigns, designed to grow brand awareness and consideration and online marketing, such as search engine marketing, designed to directly attract people who are actively engaged in travel planning.

Brand Marketing

To grow brand awareness and consideration, we advertise in broad reach media including television, outdoor signage, and online display media. During the second quarter of 2012, we spent $19.1 million on KAYAK, swoodoo and checkfelix.com brand marketing. We measure the return on investment of our brand marketing through brand tracking studies and self-directed query growth. We view the costs of our brand marketing as relatively fixed in each market once the brand reaches scale, and we believe that these costs will decrease as a percentage of our total revenues over time.

Online Marketing

We also market our services and directly acquire traffic to our websites by purchasing travel-related keywords from general search engines and through other online marketing channels. The purchase of travel-related keywords consists of anticipating what words and terms consumers will use to search for travel on general search engines and then bidding on those words and terms in the applicable search engine's auction system. As a result, we bid against other advertisers for preferred placement on the applicable general search engine's results page. We spent $18.7 million on online marketing during the second quarter of 2012.

Highlights and Trends

Revenue Growth

Our revenue for the three months ended June 30, 2012 was $76.9 million, a 35.6% increase over the three months ended June 30, 2011. Revenue for the six months ended June 30, 2012 was $150.3 million, a 37.3% increase over the six months ended June 30, 2011. These increases in revenue were primarily due to increased travel queries on our websites and mobile applications, which increased 32.9% and 38.7% for the three and six months ended June 30, 2012 respectively. We believe that traffic and queries on our websites and mobile applications will continue to increase as more people learn about our websites and our brand.

Brand Marketing

We began investing in brand advertising including television, outdoor signage, and online display media, in late 2009. For the six months ended June 30, 2012 and June 30, 2011, we spent $40.0 million and $31.0 million on these activities, respectively. We believe that these investments contributed significantly to our revenue growth. Increasing brand awareness and consideration is an important part of our growth strategy and we expect to continue to invest at this level or above in brand marketing for the foreseeable future.

International Expansion

Our revenues from international operations accounted for approximately 19.4% and 15.8% of our total revenue for the six months ended June 30, 2012 and June 30, 2011 respectively. We acquired checkfelix.com in April 2011. As a result of this acquisition, and organic growth of the KAYAK and swoodoo brand, our international revenues grew to approximately $29.2 million during the first six months of 2012 from approximately $17.3 million during the first six months of 2011. We believe that this strategic acquisition, along with the establishment of our European headquarters in Zurich, Switzerland, have strengthened our presence and team in Europe, and we plan to continue to invest in our international team and brands. We expect our revenues from international operations to increase at a rate faster than revenues from our U.S. operations.

Mobile Products

We offer several mobile applications that allow people to use our services from smart phones such as the iPhone, Windows Phone 7 and phones running on the Android operating system and tablet devices such as the iPad. These applications extend the availability of our services beyond traditional computers and allow users greater access to KAYAK’s services. Queries conducted on our mobile applications accounted for 17.8% and 12.3% of our total queries for the six months ended June 30, 2012 and 2011, respectively; however, we estimate that revenues from mobile applications were 2.9% and 1.6%, of total revenues during the six months ended June 30, 2012 and 2011 respectively. While revenues per thousand queries on mobile devices increased from $31 to $40 during this time frame, mobile query monetization significantly lags that of the websites. We believe mobile applications will continue to gain popularity, and we expect to continue to commit resources to improve the features, functionality and commercialization of our mobile applications. We also believe that over time mobile applications will begin to contribute meaningful revenue to our business.

Cash and Debt

We had cash and cash equivalents and marketable securities of $65.5 million and $46.3 million as of June 30, 2012 and December 31, 2011, respectively, and no outstanding long- or short-term debt. Given the recent financial turmoil and low interest rates, we hold most of our funds as cash and cash equivalents or marketable securities, and the rest is invested in highly rated money market funds and commercial paper.

Results of Operations

Our results of operations as a percentage of revenue and period-over-period variances are discussed below. All dollars and query amounts are presented in thousands, except RPM's.

Operating Metrics

Our operating results are affected by certain key metrics. These metrics help us to predict financial results and evaluate our business. These metrics consist of queries and revenue per thousand queries.

Queries and Revenue per Thousand Queries

Queries refer to requests for travel information we process through our websites and mobile applications. We count a separate query each time a person requests travel information through one of our websites or mobile applications. Therefore, a user visit to one of our websites may result in no queries being counted, or in multiple queries being counted, depending on the activity of the traveler during that visit. On average, a traveler performs approximately 1.1 queries per visit to our websites.

We use revenue per thousand queries, or RPM, to measure how effectively we convert user queries to revenues. RPM is calculated as total revenues divided by total thousand queries.

We use query metrics to understand the performance of our marketing activities , while we use RPM to analyze the performance of our services and partnerships.

Revenues

	Three Months ended June 30,		% increase (decrease)
	(Amounts in thousands (except RPM))
	2012	2011
Revenues	$76,938	$56,753	35.6%
Queries	304,039	228,748	32.9%
RPM	$253	$248	2.0%

Revenues for the three months ended June 30, 2012 increased $20.2 million over the same period in 2011 primarily due to a 32.9% increase in query volume. We attribute the increase in query volume to a variety of factors, including our investment in marketing activities and increase in downloads of our mobile applications

	Three Months ended June 30,		% increase (decrease)
	(Amounts in thousands (except RPM))
	2012	2011
Mobile Queries	57,103	29,291	95.0%
Estimated Mobile RPM	$46	$33	42.0%
Website Queries	246,936	199,457	23.8%
Estimated Website RPM	$301	$280	7.5%

Mobile and website RPM figures are estimated based on data provided by those travel partners that differentiate between mobile and website travel bookings.

Mobile queries for the three months ended June 30, 2012 increased by 95.0% over the same period in 2011 primarily due to an increase of 8.5 million of downloads of our mobile applications between June 30, 2011 and June 30, 2012 bringing downloads as of June 30, 2012 to approximately 17 million. Mobile RPM for the three months ended June 30, 2012 increased by $13 over the same period in 2011 due to a higher percentage of completed transactions, especially on hotels, and the addition of new advertising products on our mobile application.

Website queries for the three months ended June 30, 2012 increased by 23.8% over the same period in 2011 due primarily to our investment in marketing activities. Website RPM for the three months ended June 30, 2012 increased by $21 over the same period in 2011 due primarily to increased RPM in our international business, improvement in our advertising rates, and increased adoption of KAYAK's booking path.

	Six Months ended June 30,		% increase (decrease)
	(Amounts in thousands (except RPM))
	2012	2011
Revenues	$150,276	$109,427	37.3%
Queries	614,354	442,967	38.7%
RPM	$245	$247	(1.0)%
Revenues for the six months ended June 30, 2012 increased $40.8 million over the same period in 2011 primarily due to a 38.7% increase in query volume. We attribute the increase in query volume to a variety of factors including our investment in marketing activities, our partnership with Bing Travel which began in March 2011 and the acquisition of checkfelix.com in April 2011.

	Six Months ended June 30,		% increase (decrease)
	(Amounts in thousands (except RPM))
	2012	2011
Mobile Queries	109,464	54,697	100.1%
Estimated Mobile RPM	$40	$31	26.8%
Website Queries	504,890	388,270	30.0%
Estimated Website RPM	$289	$277	4.2%

Mobile and website RPM figures are estimated based on data provided by those travel partners that differentiate between mobile and website travel bookings.

Mobile queries for the six months ended June 30, 2012 increased by 100.1% over the same period in 2011 primarily due to an increase of 8.5 million of downloads of our mobile applications between June 30, 2011 and June 30, 2012 bringing downloads as of June 30, 2012 to approximately 17 million. Mobile RPM for the six months ended June 30, 2012 increased by $9 over the same period in 2011 due to a higher percentage of completed transactions, especially on hotels, and the addition of new advertising products on our mobile application.

Website queries for the six months ended June 30, 2012 increased by 30.0% over the same period in 2011 and is attributed primarily to our investment in marketing activities and our partnership with Bing Travel, which began in March 2011. Website RPM for the six months ended June 30, 2012 increased by $12 over the same period in 2011 due primarily to increased RPM in our international business, improvement in our advertising rates, and increased adoption of KAYAK's booking path.

Cost of revenues (excludes depreciation and amortization)

Cost of revenues consists of fees we pay to third parties to process airfare queries and expenses associated with operating and maintaining our data centers.

	Three Months ended June 30,		% increase (decrease)
	(Dollar amounts in thousands)
	2012	2011
Cost of revenues	$4,807	$4,684	2.6%
% of total revenues	6.2%	8.3%

Our cost of revenues increased $0.1 million for the three months ended June 30, 2012 compared to the same period in 2011 due to higher air query fees partially offset by a decrease in data center costs. Air query fees increased $0.4 million in the three months ended June 30, 2012 compared to the same period in 2011 due to increased query volume. Data center costs decreased $0.4 million in the three months ended June 30, 2012 compared to the same period in 2011 due to improved server efficiency.

	Six Months ended June 30,		% increase (decrease)
	(Dollar amounts in thousands)
	2012	2011
Cost of revenues	$9,992	$9,629	3.8%
% of total revenues	6.6%	8.8%

Our cost of revenues increased $0.4 million for the six months ended June of 2012 compared to the same period in 2011 due to higher air query fees partially offset by a decrease in data center costs. Air query fees increased $0.9 million in the six months ended June 30, 2012 compared to the same period in 2011 due to increased query volume. Data center costs decreased $0.7 million in the six months ended June 30, 2012 compared to the same period in 2011 due to improved server efficiency.

Selling, general and administrative expenses (excludes depreciation and amortization)

Selling, general and administrative expenses consist of marketing, technology, personnel and other costs, which are more fully described below.

Marketing

Marketing consists of online marketing, brand marketing and other marketing expenses. Online marketing includes search engine fees and advertising placements on other travel search services. Search engine fees are fees we pay to Google and Yahoo! for our advertisements to appear on their result pages when users search certain travel-related keywords on the search engine's website. We pay advertisement fees to advertise on other travel-related websites. These advertisements generally consist of the placement of a KAYAK logo or a check-box next to the KAYAK name and often allow users who click on our advertisements to launch a query on KAYAK using previously entered search parameters. Brand marketing expense includes television, outdoor, and online display advertisement, creative development and research costs. Other marketing includes affiliate marketing, public relations, and other general marketing costs. Affiliate marketing refers to revenue sharing fees we pay to other travel-related websites that drive traffic to KAYAK through use of their own marketing resources. Under our affiliate marketing program, we provide our services through third party websites and pay them a percentage of any revenues received from these services.

	Three Months ended June 30,
	(Dollar amounts in thousands)		% increase (decrease)
	2012	2011
Brand marketing	$19,146	$16,096	18.9%
% of total revenues	24.9%	28.4%
Online marketing fees	$18,731	$12,047	55.5%
% of total revenues	24.3%	21.2%
Other marketing	$1,532	$1,882	(18.6)%
% of total revenues	2.0%	3.3%
Total marketing expense	$39,409	$30,025	31.3%
% of total revenues	51.2%	52.9%

Marketing expenses for the three months ended June 30, 2012 increased $9.4 million compared to the same period in 2011. The increase is primarily due to a $6.7 million increase in online marketing of which $2.4 million relates to Europe online marketing. Additionally there was a $3.1 million increase in brand marketing which relates primarily to a $3.0 million incremental increase in Europe brand marketing expense. We believe these marketing investments were the primary contributor to our 32.9% increase in query growth in the three months ended June 30, 2012 as compared to the same period in 2011.

	Six Months ended June 30,
	(Dollar amounts in thousands)		% increase (decrease)
	2012	2011
Brand marketing	$40,044	$31,023	29.1%
% of total revenues	26.6%	28.4%
Online marketing fees	$37,250	$23,545	58.2%
% of total revenues	24.8%	21.5%
Other marketing	$3,364	$3,914	(14.1)%
% of total revenues	2.2%	3.6%
Total marketing expense	$80,658	$58,482	37.9%
% of total revenues	53.7%	53.4%

Marketing expenses for the six months ended June 30, 2012 increased $22.2 million compared to the same period in 2011. The increase is primarily due to a $13.7 million increase in online marketing of which $4.7 million relates to Europe online marketing. Additionally there was a $9.0 million increase in brand marketing which relates primarily to a $6.4 million incremental increase in Europe brand marketing expense. We believe these marketing investments were the primary contributor to our 38.7% increase in query growth in the six months ended June 30, 2012 as compared to the same period in 2011.

Personnel

Personnel costs consist of wages and benefits paid to our employees, stock-based compensation charges and payroll taxes. Stock-based compensation is a significant portion of our wage and benefit structure which is impacted by many factors including, but not limited to, the strike price, volatility and expected life of the options. Please see the notes to our consolidated financial statements included elsewhere in this prospectus for more information on our stock options.

	Three Months ended June 30,		% increase
	(Dollar amounts in thousands)
	2012	2011	(decrease)
Salaries, benefits and taxes	$8,637	$6,746	28.0%
% of total revenues	11.2%	11.9%
Stock-based compensation	$2,669	$3,054	(12.6)%
% of total revenues	3.5%	5.4%
Total personnel	$11,306	$9,800	15.4%
% of total revenues	14.7%	17.3%

Our salaries, benefits and taxes increased for the three months ended June 30, 2012 from the same period in 2011. This increase is primarily due to a net increase of 40 employees, or 27.6%, as of June 30, 2012 compared to 2011. Stock compensation expense decreased in the three months ended June 30, 2012 compared to the same period in 2011 due to options granted in prior years becoming fully vested.

	Six Months ended June 30,		% increase
	(Dollar amounts in thousands)
	2012	2011	(decrease)
Salaries, benefits and taxes	$17,552	$13,648	28.6%
% of total revenues	11.7%	12.5%
Stock-based compensation	$5,667	$6,191	(8.5)%
% of total revenues	3.8%	5.7%
Total personnel	$23,219	$19,839	17.0%
% of total revenues	15.5%	18.1%

     Our salaries, benefits and taxes increased for the six months ended June 30, 2012 from the same period in 2011. This increase is primarily due to a net increase of 40 employees, or 27.6%, as of June 30, 2012 compared to 2011. Stock compensation expense decreased in the six months ended June 30, 2012 compared to the same period in 2011 due to options granted in prior years becoming fully vested.

Other general and administrative expenses

All other operating costs are classified as other general and administrative expenses. The largest items in this category of expenses are technology costs, legal and accounting fees, provision for doubtful accounts, and facilities expenses.

	Three Months ended June 30,		% increase
	(Dollar amounts in thousands)
	2012	2011	(decrease)
Other general and administrative expenses	$3,615	$4,164	(13.2)%
% of total revenues	4.7%	7.3%

Other general and administrative expenses decreased $0.5 million for the three months ended June 30, 2012, compared to the same period in 2011, primarily due to a decrease in the allowance for doubtful accounts of $1.2 million offset by an increase in travel costs of $0.3 million, legal settlement costs of $0.3 million and stock compensation expense of $0.2 million related to contractors granted during the quarter. The decrease in the allowance for doubtful accounts was due to collections of long overdue accounts during the quarter, along with write-offs of certain accounts deemed to be uncollectible.

	Six Months ended June 30,		% increase
	(Dollar amounts in thousands)
	2012	2011	(decrease)
Other general and administrative expenses	$8,447	$8,381	0.8%
% of total revenues	5.6%	7.7%

Other general and administrative expenses increased $0.1 million for the six months ended June 30, 2012, compared to the same period in 2011 primarily due to a decrease in the allowance for doubtful accounts of $1.0 million offset by an increase in travel costs of $0.6 million, legal settlement costs of $0.3 million and stock compensation expense of $0.2 million related to contractors granted during the second quarter. The decrease in the allowance for doubtful accounts was due to collections of long overdue accounts during the quarter, along with write-offs of certain accounts deemed to be uncollectible.

Depreciation and amortization

Depreciation and amortization consists primarily of depreciation of computer equipment, software and website development and amortization of our trade names, customer relationships and other intangible assets.

	Three Months ended June 30,		% increase (decrease)
	(Dollar amounts in thousands)
	2012	2011
Amortization	$1,400	$1,900	(26.3)%
% of total revenues	1.8%	3.3%
Depreciation	$650	$441	47.4%
% of total revenues	0.8%	0.8%
Total depreciation and amortization	$2,050	$2,341	(12.4)%
% of total revenues	2.7%	4.1%

Depreciation and amortization decreased $0.3 million during the three months ended June 30, 2012, compared to the same period in 2011. Amortization decreased by $0.5 million, which is primarily due to a $0.8 million decrease in tradename amortization related to the discontinuation of our SideStep brand, partially offset by a $0.3 million increase in technology amortization due to the acceleration of amortization of swoodoo's technology. Depreciation increased by $0.2 million, primarily due to additions within computer equipment, website development, and leasehold improvements.

	Six Months ended June 30,		% increase (decrease)
	(Dollar amounts in thousands)
	2012	2011
Amortization	$2,815	$3,535	(20.4)%
% of total revenues	1.9%	3.2%
Depreciation	$1,285	$867	48.2%
% of total revenues	0.9%	0.8%
Total depreciation and amortization	$4,100	$4,402	(6.9)%
% of total revenues	2.7%	4.0%

Depreciation and amortization decreased $0.3 million during the six months ended June 30, 2012 compared to the same period in 2011. Amortization decreased by $0.7 million, which is primarily due to a $1.7 million decrease in tradename amortization related to the discontinuation of our SideStep brand, partially offset by a $0.7 million increase in technology amortization due to the acceleration of amortization of swoodoo's technology. Depreciation increased by $0.4 million, primarily due to additions within computer equipment, website development, and leasehold improvements.

Impairment of intangible assets

In January 2011, we determined that we would no longer support two brand names and URLs in the United States and decided to migrate all traffic from SideStep to KAYAK.com, resulting in a $15.0 million impairment charge for the six months ended June 30, 2011.

Other income (expense)

For the three and six months ended June 30, 2012, we recorded a loss of $0.6 million and $0.7 million as compared to a gain of $0.3 million and $1.0 million for the same period in 2011. These decreases are primarily related to no longer being obligated to buy back shares of common stock issued as part of the Swoodoo acquisition.

Income tax expense (benefit)

Our effective tax rate was 52.0% and 37.8% for the three months ended June 30, 2012 and 2011. The increase in the effective tax rate for the three months ended June 30, 2012 as compared to the same period in 2011 was primarily due to losses in Europe for which no benefit was recognized. We expect that our investments in the European business will eventually drive profitability there and result in a lower effective income tax rate.
The projected effective tax rate for 2012 is higher than the federal statutory tax rate of 35% due to state taxes, the European losses for which no benefit was taken and the disallowance of a portion of stock compensation expense related to Incentive Stock Options.  In 2011, the full year effective tax rate was higher than the federal statutory rate of 35% primarily due to state taxes and the disallowance of stock compensation expense related to Incentive Stock Options.

Quarterly Financial Data/Seasonality

The following table presents unaudited consolidated financial data for the trailing eight quarters ended June 30, 2012. The operating results are not necessarily indicative of the results for any subsequent quarter.

	2010 Quarters ended		2011 Quarters ended				2012 Quarters ended
	Sept 30	Dec 31	Mar 31	June 30	Sept 30	Dec 31	Mar 31	June 30
Revenues	$47,814	$42,418	$52,674	$56,753	$61,160	$53,947	$73,338	$76,938
Cost of revenues (excludes depreciation and amortization)	3,810	4,000	4,945	4,684	4,151	4,818	5,185	4,807
Selling, general, and administrative
Marketing	23,368	22,582	28,457	30,025	28,935	23,601	41,249	39,409
Personnel	7,271	8,777	10,039	9,800	10,286	10,660	11,913	11,306
Other general and administrative expenses	2,728	3,436	4,217	4,164	3,196	4,823	4,832	3,615
Total selling, general and administrative expenses (excludes depreciation and amortization)	33,367	34,795	42,713	43,989	42,417	39,084	57,994	54,330
Depreciation and amortization	1,896	1,898	2,061	2,341	1,935	2,149	2,050	2,050
Impairment of intangible assets	—	—	14,980	—	—	—	—	—
Income (loss) from operations	$8,741	$1,725	$(12,025)	$5,739	$12,657	$7,896	$8,109	$15,751

Seasonal and other factors cause our profitability to fluctuate from quarter to quarter. Typically, our highest revenue quarters are the second and third quarters due to the fact that high travel seasons fall in these quarters. Additionally, our brand marketing expense fluctuates by quarter, causing our operating income to increase or decrease in any given quarter depending on the level of investment.

In January 2011, we determined that we would not support two brand names and URLs in the United States and decided that we would migrate all traffic from sidestep.com to KAYAK.com. As a result, our SideStep brand name and URL intangible assets were impaired and we incurred a related impairment charge of $15.0 million in the first three months of 2011.

Liquidity and Capital Resources

We have primarily funded our operations through the issuance of equity securities and cash flows from operations. Early in our history, we relied on cash provided from the sale of shares of our redeemable convertible preferred stock to fund our operations and raised $29.8 million prior to 2007. In 2007, we raised another $165.7 million through the sale of preferred stock and entered into $30.0 million of term loans to fund our acquisition of SideStep.

We began to generate cash flows from operations in late 2007 and have not required any additional financing to fund our operations. We use our cash to fund operations, make capital expenditures and acquire complementary businesses from time to time.

As of June 30, 2012, we had cash and cash equivalents and marketable securities of $65.5 million. Included in this amount is $2.2 million of cash held by foreign subsidiaries that is not available to fund domestic operations and obligations without paying taxes upon its repatriation. We also have not recorded U.S. income and foreign withholding taxes on the earnings of our foreign subsidiaries at June 30, 2012, because we intend to permanently reinvest those earnings.

On July 25, 2012, we completed our IPO which generated $93.5 million after deducting underwriting discounts and commissions and other expenses incurred for the sale of our common stock. In addition, on August 1, 2012, certain eligible stockholders elected to purchase shares of our Class A common stock for $6.0 million. We believe that cash from operations and our IPO, together with our cash and short-term investment balance are sufficient to meet our ongoing capital expenditures, working capital requirements and other capital needs for at least the next twelve months.

Our liquidity could be negatively affected by a decrease in demand for our products and services. In addition, we may make acquisitions complementary to our business and may need to raise additional capital through future debt or equity financing to provide for greater flexibility to fund any such acquisitions. Additional financing may not be available at all or on terms favorable to us.

The following table presents cash flow information for the stated periods and exclude the net cash received from our initial public offering, which was completed on July 25, 2012:

	Six Months Ended June 30 (unaudited)
	2012	2011

Cash flows from operating activities	$20,876	$8,500
Cash flows from investing activities	(992)	(21,745)
Cash flows from financing activities	(36)	(210)

Cash flows from operating activities

Cash flows from operating activities were $20.9 million for the six months ended June 30, 2012 as compared to cash flows from operating activities of $8.5 million for the six months ended June 30, 2011. Net income (loss) was $11.4 million and $(3.1) million for the six months ended June 30, 2012 and 2011, respectively. Non-cash charges decreased by $7.5 million in the first six months of 2012 compared to the first six months of 2011 due to an impairment of $15.0 million partially offset by $7.0 million in deferred taxes. Cash from working capital was $2.2 million for the first six months of 2012 as compared to cash used for working capital of $3.1 million in the first six months of 2011. The increase is due to the timing of receipts from customers and payment to vendors.

Cash flows from investing activities

Cash used in investing activities was $1.0 million for the six months ended June 30, 2012 compared to cash used in investing activities of $21.7 million for the same period in 2011. The decrease in cash used in investing activities is primarily due to the decrease in marketable securities of $11.7 million from 2012 to 2011. The first six months of 2011 also included $9.2 million in cash used for the purchase of JaBo Software a leading Austrian travel search company.

Cash flows from financing activities

Cash used for financing activities was $36 thousand for the six months ended June 30 ,2012 compared to cash used for financing activities of $0.2 million for the same period in 2011. The decrease is primarily related to the decrease in cash expenses related to the initial public offering for the six months ended June 30, 2012 compared to the same period in 2011.

Off-Balance Sheet Obligations

We had no off-balance sheet obligations as of June 30, 2012 or December 31, 2011.

Contractual Obligations

There were no material changes in our commitments under contractual obligations, as disclosed in our prospectus filed with the SEC pursuant to Rule 424(b) on July 20, 2012.

Critical Accounting Policies and Estimates

We prepare our Consolidated Financial Statements in accordance with accounting principles generally accepted in the U.S. To do so we make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. In some cases, we could reasonably have used different accounting policies and estimates. In addition, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We describe our significant accounting policies in Note 2 of our consolidated financial statements found elsewhere in this prospectus. We believe the following critical accounting estimates are the most significant areas of judgments and estimates used to prepare our financial statements.

Revenue Recognition

KAYAK’s services are free for travelers. We earn revenues by sending referrals to travel suppliers and OTAs after a traveler selects a specific itinerary (distribution revenues), and through advertising placements on our websites and mobile applications (advertising revenues).

Distribution Revenues

We earn distribution revenues by sending qualified leads to travel suppliers and OTAs and by facilitating bookings directly through our websites and mobile applications. After a traveler has entered a query on our website, reviewed the results, and decided upon a specific itinerary, we send the user directly into the travel supplier's or OTA's purchase process to complete the transaction. In many cases, users may now complete bookings with the travel supplier or OTA without leaving our websites and mobile applications. Travel suppliers and OTAs have the flexibility to pay us either when these qualified leads click on a query result at a set cost per click, or CPC basis, or when they purchase a travel product on the travel supplier or OTA website which we refer to as a cost per acquisition, or CPA, basis. We separately negotiate and enter into our distribution agreements, and these agreements set forth the payment terms for the applicable travel supplier or OTA

Advertising Revenues

Advertising revenues primarily come from payments for compare units, text-based sponsored links and display advertisements. A “compare unit” is an advertising placement that, if selected by a KAYAK user, launches the advertiser’s website and initiates a query based on the same travel parameters provided on the KAYAK website. The major types of advertisers on our websites consist of OTAs, third party sponsored link providers, hotels, airlines and vacation package providers. Generally, our advertisers pay us on a CPC basis, which means advertisers pay us only when someone clicks on one of their advertisements, or on a cost per thousand impression basis, or CPM. Paying on a CPM basis means that advertisers pay us based on the number of times their advertisements appear on our websites.

Stock-Based Compensation

Our stock-based compensation expense is estimated at the grant date based on an award’s fair value as calculated by the Black-Scholes option-pricing model and is recognized as expense over the requisite service period. The Black-Scholes model requires various highly judgmental assumptions including expected volatility and option life. If any of the assumptions used in the Black-Scholes model changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly.

We account for stock options issued to non-employees in accordance with the guidance for equity-based payments to non-employees. Stock option awards to non-employees are accounted for at fair value using the Black-Scholes option-pricing model. Our management believes that the fair value of stock options is more reliably measured than the fair value of the services received. The fair value of the unvested portion of the options granted to non-employees is re-measured each period. The resulting increase in value, if any, is recognized as expense during the period the related services are rendered. The fair value of each non-employee stock-based compensation award is re-measured each period until a commitment date is reached, which is generally the vesting date.

Common Stock Valuations

For all option grants, the fair value of the common stock underlying the option grants was determined by our board of directors, with the assistance of management. The board of directors and management intended all options granted to be exercisable at a price per share not less than the per share fair value of our common stock underlying those options on the date of grant.

To make our estimates, we utilize guidance set forth in the 2004 AICPA Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, or the AICPA Guide. We recognize that the value of our stock changes between valuations and as such, consider other factors when determining the fair value of our stock for the purposes of determining stock compensation expense, such as:

Sales of our Common Stock. Sales of our common stock can be a strong indicator of the value of our stock, but do not necessarily determine the value. We consider the volume of shares sold in the transaction, the circumstances of the sale and the sophistication and independence of the buyer in order to determine whether or not the sale indicates a new fair value of our common stock.

Sales of our Convertible Preferred Stock. Sales of our convertible preferred stock can assist in estimating the fair value of our common stock. In order to determine the fair value of common after a sale of convertible preferred stock, we consider the volume of shares sold, circumstances of the sale, independence of the buyers and the value of the preferential rights associated with the class of convertible preferred stock sold.

Specific Events at KAYAK. In addition to the above factors, we consider significant events at KAYAK that may have impacted our value, such as launch of a new product, signing a significant new customer, significant change in management team, etc.
  Income Taxes
 We are subject to income taxes in the U.S. and some foreign jurisdictions. We use estimates and exercise significant judgment to calculate our deferred taxes, tax from uncertain tax positions, and the overall income tax provision/(benefit). As a result, ultimate settlement of our tax positions may differ from the amounts accrued and may result in an increase or decrease to income tax expense in our results of operations in the future.

Realization of the future tax benefits depends on many factors, including our ability to continue to generate taxable income within the net operating loss carryforward period. Prior to 2009, we did not have sufficient history of generating taxable income to support the assumption that it was more likely than not that future tax benefits would be realized and as such, a full valuation reserve was recorded against the net deferred tax asset. In 2009, based on historical and expected operating results, we determined that it was more likely than not that future tax benefits would be realized and released the valuation allowance of $3.9 million. In 2010, we recorded a valuation allowance against certain state deferred tax assets attributable to net operating losses as a result of a change in our state allocation. There was no significant change to the valuation allowance in 2011.

We determine our provision for income taxes for interim periods using an estimate of our annual effective rate. We record any changes to the estimated annual rate in the interim period in which the change occurs, including any items discrete to the quarter. Our effective tax rate was 52.0% and 37.8% for the three months ended June 30, 2012 and 2011. The increase in the effective tax rate for the three months ended June 30, 2012 as compared to the same period in 2011 was primarily due to losses in Europe for which no benefit was recognized. We expect that our investments in the European business will eventually drive profitability there and result in a lower effective income tax rate.
Acquisitions
 We account for acquisitions using the purchase method of accounting. In each case, we allocated the purchase price to the assets acquired, including intangible assets and liabilities assumed, based on estimated fair values at the date of the acquisition.
Recoverability of Intangible Assets, Including Goodwill
 Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, we compare the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicates that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. Goodwill is tested for impairment at least annually and whenever events or changes in circumstances indicate that goodwill may be impaired. Goodwill represents the excess of the cost of acquired business over the fair value of the assets acquired at the date of acquisition. Based on our most recent annual analysis, we believed that the fair values of our reporting units exceeded their carrying values by a significant amount and therefore no impairment of goodwill was recorded. Our goodwill is not deductible for tax purposes.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012, or JOBS Act, was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies.

As defined in the JOBS Act, a public company whose initial public offering of common equity securities occurred after December 8, 2011 and whose annual gross revenues are less than $1.0 billion will, in general, qualify as an “emerging growth company” until the earliest of:

•	the last day of its fiscal year following the fifth anniversary of the date of its initial public offering of common equity securities;

•	the last day of its fiscal year in which it has annual gross revenue of $1.0 billion or more;

•	the date on which it has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and

•	the date on which it is deemed to be a “large accelerated filer,” which will occur at such time as the company (a) has an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of its most recently completed second fiscal quarter, (b) has been required to file annual and quarterly reports under the Securities Exchange Act of 1934, as amended, of the Exchange Act for a period of at least 12 months, and (c) has filed at least one annual report pursuant to the Exchange Act.

Under this definition, we are an “emerging growth company” and could remain an emerging growth company until as late as December 31, 2017.

As an “emerging growth company” we have elected under the JOBS Act to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act.

Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board, or the PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily consist of foreign exchange and interest rate risks.

Foreign Exchange Risk

We transact business in various foreign currencies and have some international revenues and costs which are denominated in foreign currencies. This exposes us to foreign currency risk. If exchange rates were to fluctuate significantly, we would see higher gains or losses from transactions in the “Other income (expense)” line of our statement of operations, and larger cumulative translation adjustments in the “Accumulated Other Comprehensive Income” category of our consolidated balance sheet. The volatility of exchange rate is dependent on many factors that we cannot forecast with reliable accuracy. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Interest Rate Risk

We invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, municipalities in the U.S., debt instruments issued by foreign governments, time deposits, money market and other funds, and corporate debt securities. By policy, we limit the amount of credit exposure to any one issuer.

Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. Due in part to these factors, our income from investments may decrease in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period covered by this Quarterly Report on Form 10-Q, which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

We may engage in legal proceedings arising in the ordinary course of business. Claims, suits, investigations and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of such matters and our business, financial condition, results of operations or cash flows could be affected in any particular period. For a description of our material pending legal proceedings, please refer to Note 10 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

In April 2009, Parallel Networks, LLC filed a complaint against us for patent infringement in the U.S. District Court for the Eastern District of Texas. The complaint alleged, among other things, that our website technology infringes a patent owned by Parallel Networks purporting to cover a “Method And Apparatus For Client-Server Communication Using a Limited Capability Client Over A Low-Speed Communications Link” (U.S. Patent No. 6,446,111 B1) and sought injunctive relief, monetary damages, costs and attorneys fees. The complaint was dismissed without prejudice in February 2010, but the plaintiff filed a new complaint against us on March 29, 2010 containing similar allegations. The case was set for trial on September 10, 2012. The court has since stayed proceedings in the district court pending resolution of plaintiff’s appeal of certain rulings by the court, which granted summary judgment on several claims in favor of us and other defendants. At this time we are unable to estimate any potential damages associated with this matter.

In August 2010, Orbitz Worldwide, LLC, or Orbitz, initiated arbitration against us through the American Arbitration Association in the state of New York. Orbitz contended that we violated the parties’ 2009 Promotion Agreement by failing to abide by certain exclusivity provisions relating to the display of certain advertising placements on our websites. It also contended that we owed it in excess of $2.5 million as a result of “net revenue” overpayments that Orbitz allegedly made to us over the past few years when Orbitz calculated and reported its own net revenue obligations under the agreement. We denied Orbitz’s allegations and asserted a number of affirmative defenses in response to both claims. A three-day evidentiary hearing took place in New York on May 24, 2011. On December 31, 2011, the arbitration panel issued an interim order that, with limited exceptions, found in our favor regarding the exclusivity provisions of the agreement. On the “net revenue claim,” the arbitration panel ordered the parties to engage in an audit. The audit firm provided its report to the panel in March 2012, which included four possible scenarios, all of which found that Orbitz underpaid KAYAK for 2008 and 2009 in varying amounts, between $49,047 and $2.85 million. On March 22, 2011, Orbitz filed a lawsuit against us in the Circuit Court of Cook County in Chicago, Illinois alleging that we violated the 2009 Promotion Agreement by failing to abide by certain exclusivity provisions because of our use of certain third party technology providers in connection with our hotel booking functionality. On May 9, 2011, Orbitz initiated an arbitration asserting these same claims. On May 11, 2011, Orbitz voluntarily dismissed the court case in favor of continuing to arbitrate the matter.

Effective as of July 20, 2012, we entered into a settlement agreement with Orbitz pursuant to which the parties agreed to resolve their ongoing disputes. The settlement agreement did not involve any material financial payments between the companies, nor did it involve any material changes in contractual terms.

 Item 1A. Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the trading price of our Class A common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Industry

We may be unable to maintain or establish relationships with travel suppliers and OTAs, which could limit the information we are able to provide to travelers.

Our ability to attract users to our services depends in large part on providing a comprehensive set of query results. To do so, we maintain relationships with travel suppliers and OTAs to include their data in our query results. The loss of existing relationships with travel suppliers or OTAs, or an inability to continue to add new ones, may cause our query results to provide incomplete pricing, availability and other information important to travelers using our services. This deficiency could reduce traveler confidence in the query results we provide, making us less popular with travelers.

With respect to our flight and fare information, the willingness of airlines to participate in our query results can vary by carrier. Historically, Southwest Airlines has chosen not to include its pricing and availability information in our query results and those of other third parties. If we are unable to continue to display travel data from multiple airline carriers, it would reduce the breadth of our query results and the number of travelers using our services could decline, resulting in a loss of revenues and a decline in our operating results.

Recently, there have been a number of airline mergers, including the 2008 merger between Delta Air Lines and Northwest Airlines, the 2010 merger between United Airlines and Continental Airlines and the 2011 merger of AirTran Airlines and Southwest Airlines. If one of our airline travel suppliers merges or consolidates with, or is acquired by, another company with which we do not have a relationship, we may lose that airline as a participant in our query results or as an advertiser. We could also lose an airline’s participation in the event of an airline bankruptcy.

Approximately 9% of the hotels displayed on our websites are comprised of five hotel chains. A loss of any one of these brand name hotel chains as a travel supplier, or a loss of any one of these chains as a provider of travel information to OTAs, could have a negative impact on our business, results of operations and financial condition.

In addition, many of our agreements with travel suppliers and OTAs are short-term agreements that may be terminated on 30 days’ notice. We cannot guarantee that travel suppliers and OTAs will continue to work with us. We may also be unable to negotiate access, pricing or other terms that are consistent or more favorable than our current terms. A failure to retain current terms or obtain more favorable terms with our travel suppliers and OTAs could harm our business and operating results.

If travel suppliers or OTAs choose not to advertise with us, or choose to reduce or even eliminate the fees they pay us, our financial performance could be materially adversely affected.

Our current financial model depends almost entirely on fees paid by travel suppliers and OTAs for referrals from our query results and advertising placements. Since we do not have long-term contracts with most of the travel suppliers or OTAs who use our services, these travel suppliers or OTAs could choose to modify or discontinue their relationship with us with little to no advance notice to us. These changes may include a cessation in the provision of travel data to us, or a reduction in, or elimination of, our compensation.

During the six months ended June 30, 2012, our top ten travel suppliers and OTAs accounted for approximately 64% of our total revenues. In particular, for the six months ended June 30, 2012, Expedia and its affiliates, including its Hotels.com and Hotwire subsidiaries, accounted for 24% of our total revenues. Also during this period, Priceline and Orbitz and its affiliates, including its CheapTickets, HotelClub and ebookers subsidiaries, accounted for 10% and 9% respectively of our total revenues. If our relationship with any of our top travel suppliers or OTAs were to end or otherwise be materially reduced, our revenues and operating results could experience significant decline.

If we do not continue to innovate and provide tools and services that are useful to travelers, we may not remain competitive, and our revenues and operating results could suffer.

Our success depends on continued innovation to provide features and services that make our websites and mobile applications useful for travelers. Our competitors are constantly developing innovations in online travel-related services and features. As a result, we must continue to invest significant resources in research and development in order to continually improve the speed, accuracy and comprehensiveness of our services. If we are unable to continue offering innovative products and services, we may be unable to attract additional users or retain our current users, which could adversely affect our business, results of operations and financial condition.

We primarily depend on a single third party to provide our airfare query results, and a loss of this provider could limit our ability, or make it more difficult for us, to provide travelers with accurate flight information.

We license faring engine software from ITA Software, Inc., or ITA, under an agreement which expires on December 31, 2013. This faring engine software directly provided approximately 33% of our overall airfare query results for the first six months of 2012. Additionally, 13% of our overall airfare query results during such period were obtained from other sources which, in turn, utilized the ITA faring engine software. We have invested significant time and resources to develop proprietary software and practices to optimize the output from ITA’s software for our websites and mobile applications. In addition, we believe that alternative faring engine solutions currently do not provide the level of comprehensiveness and accuracy that ITA’s software provides.

Airline travel queries accounted for approximately 86% of the queries performed on our websites and mobile applications for the six months ended June 30, 2012, and distribution revenues from airline queries represented approximately 23% of our revenues for the six months ended June 30, 2012. We anticipate domestic airfare queries will continue to represent a significant portion of our overall queries for the foreseeable future. Thus, a loss of access to ITA’s software or enhancements or improvements to the software, or an adverse change in our costs associated with use of the ITA software, could have a significant negative effect on the comprehensiveness and/or speed of our query results, and on our revenues and operating results. Moreover, we believe that a significant number of travelers who use our websites and mobile applications for our non-air travel services first come to our site to conduct queries for airfare, and accordingly a loss, disruption or other negative impact on our airfare query results could also result in a significant decline in the use of, and financial performance of, our query services for non-air travel queries.

In the event we are not offered access to Google’s enhancements of or replacements to ITA software at competitive prices or at all, our ability to compete and operate our business effectively, and our financial performance, may be materially adversely affected.

On April 8, 2011, Google, Inc., or Google, entered into a consent decree agreeing to conditions on Google’s acquisition of ITA, and Google subsequently completed its acquisition of ITA. The consent decree stated Google’s intent to offer an online travel search product and Google has since launched hotel and flight search tools and services that directly compete with the tools and services we offer. Google’s flight search offering includes significantly increased speed on return of search results and, in the future, may include other enhancements or improvements in performance of the ITA software which may not be made available to us. Although the consent decree will provide us with the right to renew our existing ITA agreement on the same terms until October 2016, if ITA or Google limit our access to the ITA software or any improvements to the software, separately develop replacement software to which they claim we are not entitled or increase the price we pay for any improvements or replacement software and we are unable to replace ITA’s software with a comparable technology, we may be unable to operate our business effectively and our financial performance may suffer.

Competition from general search engine companies could adversely affect us by reducing traffic to our website and mobile applications and by creating a competitive product that people choose over KAYAK when searching for travel online.

Large, established Internet search engines with substantial resources and expertise in developing online commerce and facilitating Internet traffic are creating, and are expected to create further, inroads into online travel, both in the U.S. and internationally. For example, in addition to its acquisition of ITA, Google has launched a travel search offering that displays hotel and airfare information and rates to travelers. Moreover, Microsoft acquired one of our competitors, Farecast.com, in 2008 and relaunched it as Bing Travel, a travel search engine which not only allows users to search for airfare and hotel reservations but also purports to predict the best time to purchase. These initiatives appear to represent a clear intention by Google and Microsoft to appeal more directly to travel consumers and travel suppliers by providing more specific travel-related search results, which could lead to more travelers using services offered by Google or Bing instead of those offered on our websites and mobile applications. For example, Google has launched the ability for users of its website to search for hotel and airfare pricing and availability, and as Google integrates such offerings with other Google services such as Google maps and weather information, then the number of users that visit our websites and our ability to attract advertising dollars could be negatively impacted. Google or other leading search engines could choose to direct general searches on their respective websites to their own travel search service and/or materially improve search speed through hardware investments, which also could negatively impact the number of users that visit our websites and our ability to attract advertising dollars. If Google or other leading search engines are successful in offering services that directly compete with ours, we could lose traffic to our websites and mobile applications, which could have a material adverse effect on our business, results of operations and financial condition.

We may be unable to maintain and increase brand awareness and preference, which could limit our ability to maintain our current financial performance or achieve additional growth.

We rely heavily on the KAYAK brand. In our international markets we also rely on swoodoo and our other brands. Awareness, perceived quality and perceived differentiated attributes of our brands are important aspects of our efforts to attract and expand the number of travelers who use our websites and mobile applications. Since many of our competitors have more resources than we do, and can spend more advertising their brands and services, we are required to spend considerable money and other resources to preserve and increase our brand awareness. Should the competition for top-of-mind awareness and brand preference increase among online travel services, we may not be able to successfully maintain or enhance the strength of our brand. Even if we are successful in our branding efforts, such efforts may not be cost effective. If we are unable to maintain or enhance traveler and advertiser awareness of our brand cost effectively, our business, results of operations and financial condition would be adversely affected.

In November 2009, we began a broad-reach marketing campaign that included television commercials and signage advertising in major U.S. airports. We do not know if continued marketing investments will result in new or additional travelers visiting our websites or using our mobile applications. If we are unable to recover these additional costs through an increase in the number of travelers using our services, or if we discontinue our broad-reach campaign, we will likely experience a decline in our financial results.

We have registered domain names for websites that we use in our business, such as KAYAK.com, KAYAK.co.uk, swoodoo.com and checkfelix.com. If we lose the ability to use a domain name, we would be forced to incur significant expenses to market our services under a new domain name, which could substantially harm our business. In addition, our competitors could attempt to capitalize on our brand recognition by using domain names similar to ours. Domain names similar to ours have been registered in the U.S. and elsewhere, and in some countries the top level domain name “KAYAK” is owned by other parties. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of, our brand or our trademarks or service marks. Protecting and enforcing our rights in our domain names and determining the rights of others may require litigation, which could result in substantial costs and diversion of management attention.

Competition from other travel companies could result in a decrease in the amount and types of travel information we display, a loss of travelers using our products and services and a decrease in our financial performance.

We operate in the highly competitive online travel category. Many of our current and potential competitors, including general search engines, OTAs, travel supplier websites and other travel websites, have existed longer and have larger customer bases, greater brand recognition and significantly greater financial, marketing, personnel, technical and other resources than KAYAK. Some of these competitors may be able to secure services on more favorable terms. In addition, many of these competitors may be able to devote significantly greater resources to:

•	marketing and promotional campaigns;

•	attracting and retaining key employees;

•	securing participation of travel suppliers and access to travel information, including proprietary or exclusive content;

•	website and systems development; and

•	enhancing the speed at which their services return user search results.

In addition, consolidation of travel suppliers and OTAs could limit the comprehensiveness of our query results and the need for our services and could result in advertisers terminating their relationships with us.

Increased competition could result in reduced operating margins and loss of market share. There can be no assurance that we will be able to compete successfully against current and future competitors or that competition will not have a material adverse effect on our business, results of operations and financial condition.

Changes in general search engine algorithms and dynamics or termination of traffic-generating arrangements could result in a decrease in the number of people directed to our websites.

We use Internet search engines, principally through the purchase of travel-related keywords, to generate traffic to our websites. The purchase of travel-related keywords consists of anticipating what words and terms consumers will use to search for travel on general search engines and then bidding on those words and terms in the applicable search engine’s auction system. We bid against other advertisers for preferred placement on the applicable general search engine’s results page. Approximately 10% of our user queries during the six months ended June 30, 2012, resulted from searches initially entered on general search engine websites. Search engines, such as Google, frequently update and change the logic which determines the placement and ordering of results of a user’s search, which may reduce the effectiveness of the keywords we have purchased. If a major search engine, such as Google, changes its algorithms in a manner that negatively affects the search engine ranking of our websites, or changes its pricing, operating or competitive dynamics to our disadvantage, our business, results of operations and financial condition could be adversely affected. We also rely to a certain extent on advertisements that we place on websites other than general search engines. Approximately 6% of our user queries during the six months ended June 30, 2012 resulted from these traffic-generating arrangements. A loss of one or more of these traffic-generating arrangements as an advertising channel could result in fewer people using our services.

We have limited international experience and may be limited in our ability to expand into international markets, which could result in significant costs to us and a limitation on our ability to achieve future financial growth.

We operate websites in 18 countries, and we generated approximately 19% of our net revenues for the six months ended June 30, 2012 from our international operations. With the exception of our managing director for Europe, our senior management team is located in the U.S. and has limited international experience. We believe that international expansion will be important to our future growth, and therefore we currently expect that our international operations will increase. As our international operations expand, we will face increasing risks resulting from operations in multiple countries, including:

•	differences and unexpected changes in regulatory requirements and exposure to local economic conditions;

•	limits on our ability to enforce our intellectual property rights;

•	restrictions on the repatriation of non-U.S. investments and earnings back to the U.S., including withholding taxes imposed by certain foreign jurisdictions;

•	requirements to comply with a number of U.S. and international regulations, including the Foreign Corrupt Practices Act;

•	uncertainty over our ability to legally enforce our contractual rights; and

•	currency exchange rate fluctuations.

To the extent we are not able to effectively mitigate or eliminate these risks, our results of operations could be adversely affected. Furthermore, any failure by us to adopt appropriate compliance procedures to ensure that our employees and agents comply with applicable laws and regulations in foreign jurisdictions could result in substantial penalties or restrictions on our ability to conduct business in certain foreign jurisdictions.

Some of our plans for expansion include operating in international markets where we have limited operating experience. These markets may have different competitive conditions, traveler preferences and discretionary spending patterns than the U.S. travel market. As a result, our international operations may be less successful than our U.S. operations. Travelers in other countries may not be familiar with our brands, and we may need to build brand awareness in such countries through greater investments in advertising and promotional activity than we originally planned. In addition, we may find it difficult to effectively hire, manage, motivate and retain qualified employees who share our corporate culture. We may also have difficulty entering into new agreements with foreign travel suppliers and OTAs on economically favorable terms.

Our failure to manage growth effectively could harm our ability to attract and retain key personnel and adversely impact our operating results.

Our culture is important to us. We believe it has been a major contributor to our success. As we grow, however, we may have difficulty maintaining our culture or adapting it sufficiently to meet the needs of our operations. Failure to maintain our culture could negatively impact our operations and business results.

We have rapidly and significantly expanded our operations and anticipate expanding further to pursue our growth strategy. Our workforce worldwide has grown from fewer than 35 employees in 2006 to 185 employees and approximately 61 contractors as of June 30, 2012. Such expansion increases the complexity of our business and places a significant strain on our management, operations, technical performance, financial resources and internal control over financial reporting functions.

There can be no assurance that we will be able to manage our expansion effectively. Our current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage our future operations, especially as we employ personnel in multiple geographic locations. We may not be able to hire, train, retain, motivate and manage required personnel, which may limit our growth, damage our reputation and negatively affect our financial performance and harm our business.

We may not be able to expand our business model beyond providing travelers with travel query results and our attempts to do so could result in significant additional costs to us without a corresponding increase in our revenues.

We plan to expand our business model beyond helping travelers search for travel by offering additional services and tools, including assisted booking services through mobile applications and our websites. This growth strategy depends on various factors, including the willingness of travel suppliers and OTAs to participate in our assisted booking services, as well as travelers’ use of these other new services and a willingness to trust us with their personal information. These newly launched services may not succeed, and, even if we are successful, our revenues may not increase. These new services could also increase our operating costs and result in costs that we have not incurred in the past, including customer service.

We are dependent on the leisure travel industry and declines in leisure travel or discretionary spending generally could reduce the demand for our services.

Our financial prospects are significantly dependent upon leisure travelers using our services. Leisure travel, including leisure airline tickets, hotel room reservations and rental car reservations, is dependent on personal discretionary spending levels. Leisure travel services tend to decline, along with the advertising dollars spent by travel suppliers, during general economic downturns and recessions. The current worldwide economic conditions have led to a general decrease in leisure travel and travel spending, which has negatively impacted the demand for our services.

Events beyond our control also may adversely affect the leisure travel industry, with a corresponding negative impact on our business and results of operations. Natural disasters, including hurricanes, tsunamis, earthquakes or volcanic eruptions, as well as other natural phenomena, such as outbreaks of H1N1 influenza (swine flu), avian flu and other pandemics and epidemics, have disrupted normal leisure travel patterns and levels. The leisure travel industry is also sensitive to other events beyond our control, such as work stoppages or labor unrest at any of the major airlines, political instability, regional hostilities, increases in fuel prices, imposition of taxes or surcharges by regulatory authorities, travel related accidents and terrorist attacks, any of which could have an impact on our business and results of operations. Although the September 2001 terrorist attacks in the U.S. occurred before we were formed, those attacks had a dramatic and sustained impact on the leisure travel industry, and any future terrorist attack, whether on a small or large scale, could have a material and negative impact on our business and results of operations.

We rely on the performance of highly skilled personnel, including senior management and our technology professionals, and if we are unable to retain or motivate key personnel or hire, retain and motivate qualified personnel, our business would be harmed.

We believe our success has depended, and continues to depend, on the efforts and talents of our senior management and our highly skilled team members, including our software engineers. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. The loss of any of our senior management or key employees could materially adversely affect our ability to build on the efforts they have undertaken and to execute our business plan, and we may not be able to find adequate replacements. In particular, the contributions of certain key senior management in the U.S. are critical to our overall success. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. We do not maintain any key person life insurance policies.

Competition for well-qualified employees in all aspects of our business, including software engineers and other technology professionals, is intense both in the U.S. and abroad. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate existing employees. Our software engineers and technology professionals are key to designing code and algorithms necessary to our business. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business would be adversely affected.

We process, store and use personal data which exposes us to risks of internal and external security breaches and could give rise to liabilities as a result of governmental regulation and differing personal privacy rights.

We may acquire personal or confidential information from travelers who use our websites and mobile applications. Substantial or ongoing security breaches to our system, whether resulting from internal or external sources, could significantly harm our business. It is possible that advances in computer circumvention capabilities, new discoveries or other developments, including our own acts or omissions, could result in a compromise or breach of personal and confidential traveler information.

We cannot guarantee that our existing security measures will prevent security breaches or attacks. A party, whether internal or external, that is able to circumvent our security systems could steal traveler information or proprietary information or cause significant interruptions in our operations. In the past we have experienced “denial-of-service” type attacks on our system that have made portions of our website unavailable for periods of time. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches, and reductions in website availability could cause a loss of substantial business volume during the occurrence of any such incident. The risk of such security breaches is likely to increase as we expand the number of places where we operate and as the tools and techniques used in these types of attacks become more advanced. Security breaches could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. Security breaches could also cause travelers and potential users to lose confidence in our security, which would have a negative effect on the value of our brand. Our insurance policies carry low coverage limits and would likely not be adequate to reimburse us for losses caused by security breaches.

Companies that we have acquired, and that we may acquire in the future, may employ security and networking standards at levels we find unsatisfactory. The process of enhancing infrastructure to improve security and network standards may be time consuming and expensive and may require resources and expertise that are difficult to obtain. Acquisitions could also increase the number of potential vulnerabilities and could cause delays in detection of an attack, or the timelines of recovery from an attack. Failure to adequately protect against attacks or intrusions could expose us to security breaches of, among other things, personal user data and credit card information that would have an adverse impact on our business, results of operations and financial condition.

We also face risks associated with security breaches affecting third parties conducting business over the Internet. People generally are concerned with security and privacy on the Internet, and any publicized security problems could inhibit the growth of our business. Additionally, security breaches at third parties upon which we rely, such as travel suppliers, could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions.

We currently provide users with the option to complete certain hotel bookings directly through our websites and mobile applications. We also currently facilitate the purchase of airlines tickets through our mobile applications and assist users in completing transactions directly with travel suppliers. In connection with facilitating these transactions, we receive and store certain personally identifiable information, including credit card information. This information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, including the Commission of the European Union through its Data Protection Directive and variations of that directive in the member states of the European Union. Government regulation is typically intended to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations and financial condition.

Litigation could distract management, increase our expenses or subject us to material money damages and other remedies.

We are involved in various legal proceedings, including, but not limited to, actions relating to breach of contract and intellectual property infringement that involve claims for substantial amounts of money or for other relief or that might necessitate changes to our business or operations. Please see the discussion regarding those matters in the section entitled “Legal Proceedings.” Regardless of whether any claims against us are valid, or whether we are ultimately held liable or subject to payment of damages, claims may be expensive to defend and may divert management’s time away from our operations. If any legal proceedings were to result in an unfavorable outcome, it could have a material adverse effect on our business, financial position and results of operations. Any adverse publicity resulting from actual or potential litigation may also materially and adversely affect our reputation, which in turn could adversely affect our results.

Companies in the Internet, technology and media industries are frequently subject to allegations of infringement or other violations of intellectual property rights. We are currently subject to several patent infringement claims and may be subject to future claims relating to intellectual property rights. As we grow our business and expand our operations we may be subject to intellectual property claims by third parties. We plan to vigorously defend our intellectual property rights and our freedom to operate our business; however, regardless of the merits of the claims, intellectual property claims are often time-consuming and extremely expensive to litigate or settle, and are likely to continue to divert managerial attention and resources from our business objectives. Successful infringement claims against us could result in significant monetary liability or prevent us from operating our business, or portions of our business. Resolution of claims may require us to obtain licenses to use intellectual property rights belonging to third parties, which may be expensive to procure, or we may be required to cease using intellectual property altogether. Many of our agreements with travel suppliers, OTAs and other partners require us to indemnify these entities against third-party intellectual property infringement claims, which would increase our defense costs and may require that we pay damages if there were an adverse ruling in any such claims. Any of these events could have a material adverse effect on our business, results of operations or financial condition.

Acquisitions and investments could result in operating difficulties, dilution and other harmful consequences.

We have acquired a number of businesses in the past, including our acquisitions of SideStep, Inc., or SideStep, swoodoo AG, or swoodoo, and JaBo Software Vertrieb-und Entwicklung GmbH, or JaBo Software. We expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. Any transactions that we enter into could be material to our financial condition and results of operations. The process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures. The areas where we face risks include:

•	diversion of management time and focus from operating our business to acquisition integration challenges;

•	implementation or remediation of controls, procedures and policies at the acquired company;

•	coordination of product, engineering and sales and marketing functions;

•	retention of employees from the businesses we acquire;

•	liability for activities of the acquired company before the acquisition;

•	litigation or other claims in connection with the acquired company; and

•
in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities and harm our business generally.

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company”.

Following the recent completion of our initial public offering, we are now required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements will be time-consuming and will result in increased costs to us and could have a negative effect on our business, results of operations and financial condition.

As a public company, we are now subject to the reporting requirements of the Exchange Act, and requirements of the Sarbanes-Oxley Act of 2002, as amended, or SOX. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. SOX requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we will need to commit significant resources, hire additional staff and provide additional management oversight. We will be implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth also will require us to commit additional management, operational and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As an “emerging growth company” under the JOBS Act, we may take advantage of certain temporary exemptions from various reporting requirements including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of SOX (and rules and regulations of the SEC thereunder, which we refer to as Section 404) and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. In addition, we have elected under the JOBS Act to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.

When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them. We will remain an “emerging growth company” for up to five years, although we may cease to be an emerging growth company earlier under certain circumstances. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — JOBS Act” for additional information on when we may cease to be an emerging growth company. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

Fluctuations in our financial results make quarterly comparisons and financial forecasting difficult, which could make it difficult to manage our business.

Our revenues and operating results have varied significantly from quarter to quarter because our business experiences seasonal fluctuations, which reflect seasonal trends for the travel products distributed through and advertised on our platform. Traditional leisure travel bookings in the U.S. and Europe are generally higher in the second and third calendar quarters of the year as travelers take spring and summer vacations. In the fourth quarter of the calendar year, demand for travel services in the U.S. and Europe generally declines. We have seen and expect to continue to see, that the most significant portion of our revenues will be earned in the second and third quarters. The current state of the global economic environment, combined with the seasonal nature of our business and our relatively limited operating history, makes forecasting future operating results difficult. Because our business is changing and evolving, our historical operating results may not be useful to you in predicting our future operating results. Advertising spending has historically been cyclical in nature, reflecting overall economic conditions as well as individual travel patterns. Our rapid growth has tended to mask the cyclicality and seasonality of our business. As our growth rate slows, the cyclicality and seasonality in our business will become more pronounced and cause our operating results to fluctuate.

Any significant disruption in service on our websites or in our computer systems, which are currently hosted primarily by third-party providers, could damage our reputation and result in a loss of users, which would harm our business and operating results.

Our brands, reputation and ability to attract and retain travelers to use our websites and mobile applications depend upon the reliable performance of our network infrastructure and content delivery processes. We have experienced interruptions in these systems in the past, including server failures that temporarily slowed down the performance of our websites and mobile applications, and we may experience interruptions in the future. Interruptions in these systems, whether due to system failures, computer viruses or physical or electronic break-ins, could affect the security or availability of our services on our websites and mobile applications and prevent or inhibit the ability of travelers to access our services. Problems with the reliability or security of our systems could harm our reputation, and damage to our reputation and the cost of remedying these problems could negatively affect our business, financial condition and results of operations.

Substantially all of the communications, network and computer hardware used to operate our website are located at facilities in Medford and Somerville, Massachusetts and, with respect to our swoodoo operations, Freiburg, Germany. We do not own or control the operation of these facilities. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes and similar events. The occurrence of any of the foregoing events could result in damage to our systems and hardware or could cause them to fail completely, and our insurance may not cover such events or may be insufficient to compensate us for losses that may occur. Our systems are not completely redundant, so a failure of our system at one site could result in reduced functionality for our travelers, and a total failure of our systems at both U.S. sites could cause our websites or mobile applications to be inaccessible by our travelers. Problems faced by our third-party web hosting providers with the telecommunications network providers with which they contract or with the systems by which they allocate capacity among their customers, including us, could adversely affect the experience of our travelers. Our third-party web hosting providers could decide to close their facilities without adequate notice. Any financial difficulties, such as bankruptcy reorganization, faced by our third-party web hosting providers or any of the service providers with whom they contract may have negative effects on our business, the nature and extent of which are difficult to predict. If our third-party web hosting providers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. Any errors, defects, disruptions or other performance problems with our services could harm our reputation and have an adverse effect on our business, financial condition and results of operations.

Governmental regulation and associated legal uncertainties could limit our ability to expand our product offerings or enter into new markets and could require us to expend significant resources, including the attention of senior management, to review and comply with such regulations.

Many of the services we offer are regulated by federal and state governments, and our ability to provide these services is and will continue to be affected by government regulations. The implementation of unfavorable regulations or unfavorable interpretations of existing regulations by courts or regulatory bodies could require us to incur significant compliance costs, cause the development of the affected markets to become impractical and otherwise have a material adverse effect on our business, results of operations and financial condition.

In particular, the Department of Transportation, or DOT, regulates the advertising and sale of air transportation. The DOT actively enforces its regulations and recently made significant changes to the regulations and standards that apply to air carriers and ticket agents. While we are neither an air carrier nor a ticket agent, to the extent we expand our business model in the air transportation area to facilitate bookings, we could become subject to DOT oversight, which would require us to incur significant compliance costs and may require us to change our business practices with respect to the display of airfare and airfare advertising.

In addition, our business strategy involves expansion into regions around the world, many of which have different legislation, regulatory environments, tax laws and levels of political stability. Compliance with foreign legal, regulatory or tax requirements will place demands on our time and resources, and we may nonetheless experience unforeseen and potentially adverse legal, regulatory or tax consequences.

We assist with the processing of customer credit card transactions which results in us receiving and storing personally identifiable information. This information is increasingly subject to legislation and regulations in numerous jurisdictions around the world. This legislation and regulation is generally intended to protect the privacy and security of personal information, including credit card information, that is collected, processed and transmitted in or from the governing jurisdiction. We could be adversely affected if government regulations require us to significantly change our business practices with respect to this type of information.

Fluctuations in foreign currency exchange rates affect financial results in U.S. dollar terms and could negatively impact our financial results.

A portion of our revenues come from international operations. Revenues generated and expenses incurred by our international subsidiaries are often denominated in local currencies. As a result, our consolidated U.S. dollar financial statements are subject to fluctuations due to changes in exchange rates as the financial results of our international subsidiaries are translated from local currencies into U.S. dollars. Our financial results are subject to changes in exchange rates that impact the settlement of transactions in non local currencies.

Risks Related to Our Intellectual Property

We may not be able to adequately protect our intellectual property, which could harm the value of our brands and adversely affect our business.

We regard our intellectual property as critical to our success, and we rely on trademark, copyright and patent law, trade secret protection and confidentiality and/or license agreements to protect our proprietary rights. If we are not successful in protecting our intellectual property, it could have a material adverse effect on our business, results of operations and financial condition.

While we believe that our issued patents and pending patent applications help to protect our business, there can be no assurance that our operations do not, or will not, infringe valid, enforceable third-party patents of third parties or that competitors will not devise new methods of competing with us that are not covered by our patents or patent applications. There can also be no assurance that our patent applications will be approved, that any patents issued will adequately protect our intellectual property, or that such patents will not be challenged by third parties or found to be invalid or unenforceable or that our patents will be effective in preventing third parties from utilizing a copycat business model to offer the same service in one or more categories. Moreover, we rely on intellectual property and technology developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties at all or on reasonable terms.

Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are provided. The laws of certain countries do not protect proprietary rights to the same extent as the laws of the U.S. and, therefore, in certain jurisdictions, we may be unable to protect our proprietary technology adequately against unauthorized third party copying or use, which could adversely affect our competitive position. We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. These licensees may take actions that might diminish the value of our proprietary rights or harm our reputation, even if we have agreements prohibiting such activity. Also to the extent third parties are obligated to indemnify us for breaches of our intellectual property rights, these third parties may be unable to meet these obligations. Any of these events could have a material adverse effect on our business, results of operations or financial condition.

Claims by third parties that we infringe their intellectual property rights could result in significant costs and have a material adverse effect on our business, results of operations or financial condition.

We are currently subject to various patent infringement claims. These claims allege, among other things, that our website technology infringes upon owned patent technology. If we are not successful in defending ourselves against these claims, we may be required to pay money damages, which could have an adverse effect on our results of operations. In addition, the costs associated with the loss of these claims could have an adverse effect on our results of operations. Please see the discussion regarding these claims in the section entitled “Legal Proceedings.” We may be subject to future claims relating to our intellectual property rights. As we grow our business and expand our operations we expect that we will continue to be subject to intellectual property claims. Resolving intellectual property claims may require us to obtain licenses to use intellectual property rights belonging to third parties, which may be expensive to procure, or we may be required to cease using intellectual property altogether. Any of these events could have a material adverse effect on our business, results of operations or financial condition.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

A substantial amount of our processes and technologies is protected by trade secret laws. In order to protect these technologies and processes, we rely in part on confidentiality agreements with our employees, licensees, independent contractors and other advisors. These agreements may not effectively prevent disclosure of confidential information, including trade secrets, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties. To the extent that our employees, contractors or other third parties with which we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Laws regarding trade secret rights in certain markets in which we operate may afford little or no protection to our trade secrets. The loss of trade secret protection could make it easier for third parties to compete with our products by copying functionality. In addition, any changes in, or unexpected interpretations of, the trade secret and other intellectual property laws in any country in which we operate may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our business, revenue, reputation and competitive position.

Our use of “open source” software could adversely affect our ability to offer our services and subject us to possible litigation.

We use open source software in connection with our development. From time to time, companies that use open source software have faced claims challenging the use of open source software and/or compliance with open source license terms. We could be subject to suits by parties claiming ownership of what we believe to be open source software, or claiming noncompliance with open source licensing terms. Some open source licenses require users who distribute software containing open source to make available all or part of such software, which in some circumstances could include valuable proprietary code of the user. While we monitor the use of open source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur, in part because open source license terms are often ambiguous. Any requirement to disclose our proprietary source code or pay damages for breach of contract could be harmful to our business, results of operations or financial condition, and could help our competitors develop products and services that are similar to or better than ours.

Risks Related to Ownership of Our Class A Common Stock

Our stock price may be volatile or may decline regardless of our operating performance.

The market price for our Class A common stock is likely to be volatile, in part because our shares have a limited history of being publicly traded. In addition, the market price of our Class A common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	traveler preferences and competition from other travel sites;

•	changes in general economic or market conditions or trends in our industry or the economy as a whole and, in particular, in the leisure travel environment;

•	changes in key personnel;

•	entry into new geographic markets;

•	actions and announcements by us or our competitors or significant acquisitions, divestitures, strategic partnerships, joint ventures or capital commitments;

•	changes in operating performance and stock market valuations of other Internet companies;

•	investors’ perceptions of our prospects and the prospects of the online travel industry;

•	fluctuations in quarterly operating results, as well as differences between our actual financial and operating results and those expected by investors;

•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

•	announcements relating to litigation;

•	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;

•
changes in financial estimates or ratings by any securities analysts who follow our Class A common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our Class A common stock;

•	the development and sustainability of an active trading market for our Class A common stock;

•	future sales of our Class A common stock by our officers, directors and significant stockholders; and

•	changes in accounting principles.

These and other factors may lower the market price of our Class A common stock, regardless of our actual operating performance. As a result, our Class A common stock may trade at prices are subject to significant fluctuation.

The stock markets, including the NASDAQ Global Select Market, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many Internet companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

Future sales of our Class A common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

Sales of substantial amounts of our Class A common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our Class A common stock and could impair our ability to raise capital through the sale of additional shares. As of August 15, 2012, we had approximately 4,577,170 shares of Class A common stock outstanding, , and approximately 33,937,749 shares of Class B common stock outstanding, all of which are convertible into shares of Class A common stock. The 4,025,000 shares of Class A common stock sold in our initial public offering are freely tradable without restriction under the Securities Act, except for any shares of our Class A common stock that may be held or acquired by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, which will be restricted securities under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available.

KAYAK, each of our officers, directors and substantially all of our stockholders existing before our IPO have agreed with the underwriters, subject to certain exceptions, not to dispose of or hedge any of the shares of our Class A and Class B common stock or securities convertible into or exchangeable for shares of our Class A and Class B common stock during the period July 19, 2012 and continuing for 180 days thereafter, without the prior written consent of Morgan Stanley & Co. LLC. Collectively, the holders of our securities subject to these restrictions own approximately 33,762,647 shares of our Class B common stock and 539,727 shares of our Class A common stock, representing approximately 89.1% of our outstanding common stock as of August 15, 2012. All of our shares of Class A common stock outstanding, and all of our shares of Class A common stock issuable upon conversion of the shares of Class B common stock outstanding, may be sold in the public market by existing stockholders 180 days after July 19, 2012, subject to applicable volume and other limitations imposed under federal securities laws and company imposed "black-out" periods applicable to our employees and directors. Sales by our stockholders existing prior to our IPO of a substantial number of shares in the public market, or the threat of a substantial sale, could cause the market price of our Class A common stock to decrease significantly. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our Class A common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our Class A common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If securities or industry analyst coverage results in downgrades of our Class A common stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which could cause our stock price and trading volume to decline.

Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

We are not currently required to comply with SEC rules that implement Section 404 of SOX, and are therefore not required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. However, at such time as we cease to be an “emerging growth company”, as more fully described in these Risk Factors, we shall be required to comply with Section 404. At such time, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and cash flows.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. In addition, we have elected under the JOBS Act to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. We cannot predict if investors will find our Class A common stock less attractive if we rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

Our management and other affiliates have significant control of our common stock and could control our actions in a manner that conflicts with the interests of other stockholders.

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of August 15, 2012 our directors and their affiliated entities together beneficially own approximately 77.7% of our Class B common stock, representing approximately 76.7% of the voting power of our outstanding capital stock, assuming the exercise of options, warrants and other common stock equivalents which are currently exercisable and held by these stockholders and further assuming no exercise of the underwriters’ over-allotment option. In addition, because of this dual class structure, our executive officers, directors and their affiliated entities will continue to be able to control all matters submitted to our stockholders for approval even if they come to own less than 50% of the outstanding shares of our common stock. As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in our control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

We do not expect to pay any cash dividends for the foreseeable future.

The continued operation and growth of our business will require substantial cash. Accordingly, we do not anticipate that we will pay any cash dividends on shares of our Class A common stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, contractual restrictions relating to indebtedness we may incur, restrictions imposed by applicable law and other factors our board of directors deems relevant.

Antitakeover provisions in our charter documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.

Our amended and restated certificate of incorporation and amended and restated by-laws contain provisions that may make the acquisition of us more difficult without the approval of our board of directors. These provisions, among other things:

•
authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include supermajority voting, special approval, dividend or other rights or preferences superior to the rights of the holders of common stock;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	provide that only the chairperson of our board of directors, chief executive officer or a majority of the board of directors may call a special meeting of stockholders;

•	provide that our board of directors is expressly authorized to make, alter or repeal our amended and restated by-laws;

•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and

•	establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

These antitakeover provisions and other provisions under Delaware law may prevent new investors from influencing significant corporate decisions, could discourage, delay or prevent a transaction involving a change-in-control, even if doing so would benefit our stockholders. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

During the period between April 1, 2012 and June 30, 2012, we have grant options to purchase 541,500 shares of our common stock under our Third Amended and Restated 2005 Equity Incentive Plan. Options to purchase shares of our common stock pursuant to our Third Amended and Restated 2005 Equity Incentive Plan generally vest either 25% on the first anniversary of the vesting start date, with the remainder vesting in 36 equal monthly installments, or in 48 equal monthly installments.

During the period between April 1, 2012 and June 30, 2012, an aggregate of 58,942 shares of our common stock were issued upon exercise of outstanding stock options, with an exercise price ranging from $25.50 to $26.50 per share. All such shares were issued under our Third Amended and Restated 2005 Equity Incentive Plan.

In connection with the consummation of our initial public offering, we issued to certain stockholders, for no cash consideration, 308,032 shares of Class A common stock. In addition, certain of our stockholders also vested in a right to buy up to an aggregate of 352,178 shares of Class A common stock at an exercise price of $26.00 per share. This right terminated on August 1, 2012, and eligible stockholders elected to purchase 231,695 of these shares. Issuances described herein were in consideration for such stockholders entry into that certain Election and Amendment Agreement, dated April 19, 2012, pursuant to which certain stockholders provided various elections, waivers, consents and amendments related to our capital structure.

No underwriters were involved in the foregoing issuances of securities. The offers, sales and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance upon Rule 701 or Regulation S under the Securities Act or Section 4(2) of the Securities Act. The offers, sales and issuances of the securities that were deemed to be exempt in reliance on Rule 701 were transactions under compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The transactions in the securities that were deemed to be exempt in reliance on Regulation S were offers and sales that occurred outside the U.S. as provided under Regulation S. The offers, sales and issuances of the securities that were deemed to be exempt in reliance upon Rule 506 and Section 4(2) were each transactions not involving any public offering, and all recipients of these securities were accredited investors within the meaning of Rule 501 of Regulation D of the Securities Act who were acquiring the applicable securities for investment and not distribution and had represented that they could bear the risks of the investment. Each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about us.

(b) Use of Proceeds

     On July 19, 2012, our registration statement on Form S-1 (File No. 333-170640) was declared effective by the SEC for our initial public offering pursuant to which we sold an aggregate of 4,025,000 shares of our Class A common stock at a price to the public of $26.00 per share. Morgan Stanley & Co. LLC, Deutsche Bank Securities Inc., Piper Jaffray & Co., Stifel, Nicolaus & Company, Incorporated and Pacific Crest Securities LLC acted as underwriters. The offering commenced as of July 20, 2012 and did not terminate before all of the securities registered in the registration statement were sold. On July 25, 2012, we closed the sale of such shares, resulting in net proceeds to us of $97.3 million after deducting underwriting discounts and commissions of $7.3 million and other offering expenses of approximately $3.8 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. We invested the funds received in short-term and long-term marketable securities, consisting of U.S. government and government agency securities. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on July 20, 2012 pursuant to Rule 424(b).

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company as in effect (filed as exhibit 3.9 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)
3.2	Amended and Restated By-Laws of the Company as in effect (filed as exhibit 3.11 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)
4.1	Form of Registrant’s Class A Common Stock Certificate (filed as exhibit 4.1 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)
4.2	Form of Registrant’s Class B Common Stock Certificate (filed as exhibit 4.8 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)
4.3
Election and Amendment Agreement, dated April 19, 2012, between the Company and the stockholders named therein (filed as exhibit 4.9 to Amendment No. 10 to the Registration Statement on Form S-1 filed on April 20, 2012). (1)

10.1	2012 Equity Incentive Plan (filed as exhibit 10.3 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)†
10.2	KAYAK Insertion Order: IO10963, dated April 5, 2012, between the Company and Expedia (filed as exhibit 10.14 to Amendment No. 13 to the Registration Statement on Form S-1 filed on July 13, 2012). (1)^
10.3
Form of Indemnification Agreement between the Company and certain of its directors and executive officers (filed as exhibit 10.59 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)†

10.4	Form of Non-Qualified Stock Option Agreement under the 2012 Equity Incentive Plan (filed as exhibit 10.62 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)†
10.5
Election and Amendment Agreement, dated April 19, 2012, between the Company and the stockholders named therein (included in Exhibit 4.3) (filed as exhibit 4.9 to Amendment No. 10 to the Registration Statement on Form S-1 filed on April 20, 2012). (1)

10.6
Eighth Amendment, dated May 3, 2012, to the Third Amended and Restated 2005 Equity Incentive Plan (filed as exhibit 10.68 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)†

10.7
Employment and Non-Competition Agreement, dated May 14, 2012, between the Company and Daniel Stephen Hafner, as amended by First Amendment, dated May 17, 2012 (filed as exhibit 10.69 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)†

10.8
Employment and Non-Competition Agreement, dated May 14, 2012, between the Company and Paul M. English, as amended by First Amendment, dated May 17, 2012 (filed as exhibit 10.70 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)†

10.9
Employment and Non-Competition Agreement, dated May 14, 2012, between the Company and Melissa H. Reiter, as amended by First Amendment, dated May 17, 2012 (filed as exhibit 10.71 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)†

10.10
Employment and Non-Competition Agreement, dated May 14, 2012, between the Company and Robert M. Birge, as amended by First Amendment, dated May 17, 2012 (filed as exhibit 10.72 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)†

10.11
Employment and Non-Competition Agreement, dated May 14, 2012, between the Company and Karen Ruzic Klein, as amended by First Amendment, dated May 17, 2012 (filed as exhibit 10.73 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)†

10.12
Amadeus Products and Services Agreement, effective as of January 1, 2012, between the Company and Amadeus IT Group S.A. (filed as exhibit 10.66 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)^

10.13	Lease, dated June 4, 2012, between the Company and Yale & Towne SPE LLC (filed as exhibit 10.74 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)
31.1**	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference.

†	Indicates a management contract or compensatory arrangement.

^	Portions of this exhibit have been omitted pursuant to a confidential treatment request. This information has been filed separately with the Securities and Exchange Commission.

**	Filed herewith.

***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAYAK SOFTWARE CORPORATION

Date: August 23, 2012	By:	/s/ Daniel Stephen Hafner
	Name:	Daniel Stephen Hafner
	Title:	Chief Executive Officer and Director