Form 10-Q/A
period 2012-06-30
KAYAK Software Corp
filed 2012-09-20
CIK 1312928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10–Q/A to KAYAK Software Corporation’s quarterly report on Form 10–Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 24, 2012 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–Q.  This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

Pursuant to rule 406T of Regulation S–T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits

Exhibit No.	Description
3.1*	Amended and Restated Certificate of Incorporation of the Company as in effect (filed as exhibit 3.9 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)
3.2*	Amended and Restated By-Laws of the Company as in effect (filed as exhibit 3.11 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)
4.1*	Form of Registrant’s Class A Common Stock Certificate (filed as exhibit 4.1 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)
4.2*	Form of Registrant’s Class B Common Stock Certificate (filed as exhibit 4.8 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)
4.3*
Election and Amendment Agreement, dated April 19, 2012, between the Company and the stockholders named therein (filed as exhibit 4.9 to Amendment No. 10 to the Registration Statement on Form S-1 filed on April 20, 2012). (1)

10.1*	2012 Equity Incentive Plan (filed as exhibit 10.3 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)†
10.2*	KAYAK Insertion Order: IO10963, dated April 5, 2012, between the Company and Expedia (filed as exhibit 10.14 to Amendment No. 13 to the Registration Statement on Form S-1 filed on July 13, 2012). (1)^
10.3*
Form of Indemnification Agreement between the Company and certain of its directors and executive officers (filed as exhibit 10.59 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)†

10.4*	Form of Non-Qualified Stock Option Agreement under the 2012 Equity Incentive Plan (filed as exhibit 10.62 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)†
10.5*
Election and Amendment Agreement, dated April 19, 2012, between the Company and the stockholders named therein (included in Exhibit 4.3) (filed as exhibit 4.9 to Amendment No. 10 to the Registration Statement on Form S-1 filed on April 20, 2012). (1)

10.6*
Eighth Amendment, dated May 3, 2012, to the Third Amended and Restated 2005 Equity Incentive Plan (filed as exhibit 10.68 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)†

10.7*
Employment and Non-Competition Agreement, dated May 14, 2012, between the Company and Daniel Stephen Hafner, as amended by First Amendment, dated May 17, 2012 (filed as exhibit 10.69 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)†

10.8*
Employment and Non-Competition Agreement, dated May 14, 2012, between the Company and Paul M. English, as amended by First Amendment, dated May 17, 2012 (filed as exhibit 10.70 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)†

10.9*
Employment and Non-Competition Agreement, dated May 14, 2012, between the Company and Melissa H. Reiter, as amended by First Amendment, dated May 17, 2012 (filed as exhibit 10.71 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)†

10.10*
Employment and Non-Competition Agreement, dated May 14, 2012, between the Company and Robert M. Birge, as amended by First Amendment, dated May 17, 2012 (filed as exhibit 10.72 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)†

10.11*
Employment and Non-Competition Agreement, dated May 14, 2012, between the Company and Karen Ruzic Klein, as amended by First Amendment, dated May 17, 2012 (filed as exhibit 10.73 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)†

10.12*
Amadeus Products and Services Agreement, effective as of January 1, 2012, between the Company and Amadeus IT Group S.A. (filed as exhibit 10.66 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)^

10.13*	Lease, dated June 4, 2012, between the Company and Yale & Towne SPE LLC (filed as exhibit 10.74 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*
These exhibits were previously included or incorporated by reference in KAYAK Software Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 24, 2012.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAYAK SOFTWARE CORPORATION

Date: September 19, 2012	By:	/s/ Daniel Stephen Hafner
	Name:	Daniel Stephen Hafner
	Title:	Chief Executive Officer and Director

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Amended and Restated Certificate of Incorporation of the Company as in effect (filed as exhibit 3.9 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)
3.2*	Amended and Restated By-Laws of the Company as in effect (filed as exhibit 3.11 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)
4.1*	Form of Registrant’s Class A Common Stock Certificate (filed as exhibit 4.1 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)
4.2*	Form of Registrant’s Class B Common Stock Certificate (filed as exhibit 4.8 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)
4.3*
Election and Amendment Agreement, dated April 19, 2012, between the Company and the stockholders named therein (filed as exhibit 4.9 to Amendment No. 10 to the Registration Statement on Form S-1 filed on April 20, 2012). (1)

10.1*	2012 Equity Incentive Plan (filed as exhibit 10.3 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)†
10.2*	KAYAK Insertion Order: IO10963, dated April 5, 2012, between the Company and Expedia (filed as exhibit 10.14 to Amendment No. 13 to the Registration Statement on Form S-1 filed on July 13, 2012). (1)^
10.3*
Form of Indemnification Agreement between the Company and certain of its directors and executive officers (filed as exhibit 10.59 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)†

10.4*	Form of Non-Qualified Stock Option Agreement under the 2012 Equity Incentive Plan (filed as exhibit 10.62 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)†
10.5*
Election and Amendment Agreement, dated April 19, 2012, between the Company and the stockholders named therein (included in Exhibit 4.3) (filed as exhibit 4.9 to Amendment No. 10 to the Registration Statement on Form S-1 filed on April 20, 2012). (1)

10.6*
Eighth Amendment, dated May 3, 2012, to the Third Amended and Restated 2005 Equity Incentive Plan (filed as exhibit 10.68 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)†

10.7*
Employment and Non-Competition Agreement, dated May 14, 2012, between the Company and Daniel Stephen Hafner, as amended by First Amendment, dated May 17, 2012 (filed as exhibit 10.69 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)†

10.8*
Employment and Non-Competition Agreement, dated May 14, 2012, between the Company and Paul M. English, as amended by First Amendment, dated May 17, 2012 (filed as exhibit 10.70 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)†

10.9*
Employment and Non-Competition Agreement, dated May 14, 2012, between the Company and Melissa H. Reiter, as amended by First Amendment, dated May 17, 2012 (filed as exhibit 10.71 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)†

10.10*
Employment and Non-Competition Agreement, dated May 14, 2012, between the Company and Robert M. Birge, as amended by First Amendment, dated May 17, 2012 (filed as exhibit 10.72 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)†

10.11*
Employment and Non-Competition Agreement, dated May 14, 2012, between the Company and Karen Ruzic Klein, as amended by First Amendment, dated May 17, 2012 (filed as exhibit 10.73 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)†

10.12*
Amadeus Products and Services Agreement, effective as of January 1, 2012, between the Company and Amadeus IT Group S.A. (filed as exhibit 10.66 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)^

10.13*	Lease, dated June 4, 2012, between the Company and Yale & Towne SPE LLC (filed as exhibit 10.74 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*
These exhibits were previously included or incorporated by reference in KAYAK Software Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 24, 2012.

**	Filed herewith.