Form 10-Q
period 2012-09-30
KAYAK Software Corp
filed 2012-11-14
CIK 1312928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At November 8, 2012, there were 4,587,563 shares of KAYAK's Class A common stock outstanding and 33,973,149 shares of KAYAK's Class B common stock outstanding.

KAYAK SOFTWARE CORPORATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that are based on our management's beliefs and assumptions and on information currently available to our management. The statements contained in this quarterly report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “positioned,” “predict,” “should,” “target,” “will,” “would” and other similar expressions or words that convey uncertainty of future events or outcomes to identify these forward-looking statements. These statements include the ability of our software and hardware systems to handle user and query growth, the ability of our hosting facilities to suit our business needs, the additional costs relating to our growth, our advertising costs at an absolute level and as a percentage of total revenue, the volume of customer use of our products and travel queries, investment in brand marketing as well as international brand development and its effect on our brand strength internationally, investment in our international team and expectations around revenues from international operations, changes in revenue and costs from our international brands, the growth of mobile applications and the corresponding changes to our revenue sources and product offerings, the seasonality of our business due to high travel seasons, the effect of past results on future results, the ability of our business to fund itself from ongoing operations, the effects of market conditions on our liquidity and capital position and our ability to raise additional capital if needed, the effects of accounting policies on our reported results, the suitability of our hosting facilities, our use of open source technologies, our expectations of future profitability and taxable income, our intention to reinvest the earnings of our foreign subsidiaries and the corresponding effects on tax liability, the impact of changes in tax law or tax sharing agreements, the impact of goodwill impairments on our consolidated financial statements, the impact of our amortization of intangible assets on our consolidated financial statements, our ability to attract advertisers by offering advertisements on a cost per click or cost per view basis, our ability to increase the likelihood of a purchase on our advertisers' websites through targeted advertisements the role of marketing in attracting new users to our websites and mobile applications, the costs of our offline brand marketing, our software and website development costs, the impact of a loss or disruption in our airfare query results on non-air travel queries, the outcome of legal matters, our ability to estimate future commitments, the credit quality of our financial instruments, our methodology for valuing stock options, our ability to remain an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, and our foreign exchange and interest rate risk and our ability to hedge these risks. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Factors that may cause such differences include, but are not limited to, the risks described under “Risk Factors” in this Form 10-Q.

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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
KAYAK Software Corporation and Subsidiaries Consolidated Balance Sheets (unaudited) (In thousands, except share and per share amounts)

	September 30,	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$170,140	$35,127
Marketable securities	8,226	11,198
Accounts receivable, net of allowance for doubtful accounts of $2,536 and $3,581 at September 30, 2012, and December 31, 2011, respectively	51,771	37,332
Deferred tax asset	2,212	2,212
Prepaid expenses and other current assets	5,387	5,425
Total current assets	237,736	91,294
Property and equipment, net	5,377	5,474
Intangible assets, net	13,446	17,684
Goodwill	155,572	155,677
Deferred tax asset	9,345	7,488
Other assets	1,323	331
Total assets	$422,799	$277,948
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$17,833	$9,514
Accrued expenses and other current liabilities	21,160	16,220
Total current liabilities	38,993	25,734
Warrant liability	542	1,150
Deferred tax liability	3,286	4,202
Other long-term liabilities	2,545	1,092
Total liabilities	45,366	32,178
Redeemable convertible preferred stock
Series A Redeemable Convertible Preferred Stock, $0.001 par value; no shares authorized, issued and outstanding and 6,600,000 shares authorized, issued and outstanding as of September 30, 2012 and December 31, 2011, respectively.	—	9,702
Series A-1 Redeemable Convertible Preferred Stock, $0.001 par value; no shares authorized, issued and outstanding and 1,176,051 shares authorized, issued and outstanding as of September 30, 2012 and December 31, 2011, respectively.	—	2,355
Series B Redeemable Convertible Preferred Stock, $0.001 par value; no shares authorized, issued and outstanding and 4,989,308 shares authorized, issued and outstanding as of September 30, 2012 and December 31, 2011, respectively.	—	9,888
Series B-1 Redeemable Convertible Preferred Stock, $0.001 par value; no shares authorized, issued and outstanding and 2,138,275 shares authorized, issued and outstanding as of September 30, 2012 and December 31, 2011, respectively.	—	4,026
Series C Redeemable Convertible Preferred Stock, $0.001 par value; no shares authorized, issued and outstanding and 3,897,084 shares authorized and 3,855,180 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively.	—	15,372
Series D Redeemable Convertible Preferred Stock, $0.001 par value; no shares authorized, issued and outstanding and 8,075,666 shares authorized and 8,008,842 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively.	—	206,151
Total redeemable convertible preferred stock	—	247,494
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit)
Preferred Stock, $0.001 par value; 5,000,000 shares authorized and no shares issued and outstanding and no shares authorized, issued and outstanding as of September 30, 2012 and December 31, 2011, respectively.	—	—
Common stock, $0.001 par value; no shares authorized, issued and outstanding and 45,000,000 shares authorized, 7,025,467 issued and outstanding as of September 30, 2012 and at December 31, 2011, respectively.	—	7
Class A Common Stock, $0.001 par value; 150,000,000 shares authorized and 4,587,563 shares issued and outstanding and no shares authorized, issued, and outstanding as of September 30, 2012 and at December 31, 2011, respectively.	5	—
Class B Common Stock, $0.001 par value; 50,000,000 shares authorized and 33,949,749 issued and outstanding and no shares authorized, issued, and outstanding as of September 30, 2012 and at December 31, 2011, respectively.	34	—
Additional paid-in capital	366,442	3,296
Cumulative translation adjustment	(1,456)	(977)
Accumulated earnings (deficit)	12,408	(4,050)
Total stockholders’ equity (deficit)	377,433	(1,724)
Total liabilities and stockholders’ equity	$422,799	$277,948
 See notes to consolidated financial statements

KAYAK Software Corporation and Subsidiaries

Consolidated Statements of Operations
(unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$78,604	$61,160	$228,880	$170,587
Cost of revenues (excludes depreciation and amortization)	4,908	4,151	14,900	13,780
Selling, general and administrative expenses:
Marketing	40,042	28,935	120,700	87,417
Personnel	12,393	10,286	35,612	30,125
Other general and administrative expenses	4,256	3,196	12,703	11,577
Total selling, general and administrative expenses (excludes depreciation and amortization)	56,691	42,417	169,015	129,119
Depreciation and amortization	2,078	1,935	6,178	6,337
Impairment of intangible assets	—	—	—	14,980
Income from operations	14,927	12,657	38,787	6,371
Other income (expense)
Interest income	66	23	134	68
Other income (expense)	(831)	(449)	(1,640)	468
Total other income (expense)	(765)	(426)	(1,506)	536
Income before taxes	14,162	12,231	37,281	6,907
Income tax expense	6,208	5,263	17,894	3,077
Net income	7,954	6,968	19,387	3,830
Redeemable convertible preferred stock dividends	(772)	(2,937)	(6,644)	(8,809)
Deemed dividend resulting from modification of redeemable convertible preferred stock	—	—	(2,929)	—
Net income (loss) attributed to common stockholders	$7,182	$4,031	$9,814	$(4,979)
Net income (loss) per common share
Basic	$0.24	$0.55	$0.67	$(0.67)
Diluted	$0.19	$0.18	$0.48	$(0.67)
Weighted average common shares
Basic	29,962,706	7,336,438	14,739,047	7,412,882
Diluted	42,746,507	37,669,803	40,289,192	7,412,882

.
See notes to consolidated financial statements

KAYAK Software Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income
(unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Income	$7,954	$6,968	$19,387	$3,830
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	760	(2,187)	(479)	297
Other comprehensive income (loss)	760	(2,187)	(479)	297
Total comprehensive income	$8,714	$4,781	$18,908	$4,127

See notes to consolidated financial statements

KAYAK Software Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(unaudited)
(In thousands, except share amounts)

	Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Equity (Deficit)	Total Stock-holders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2011	7,025,467	$7	—	$—	—	$—	$3,296	$(977)	$(4,050)	$(1,724)
Stock-based compensation expense	—	—	—	—	—	—	9,952	—	—	$9,952
Issuance of common stock upon exercise of stock options and warrants	84,775	—	10,393	—	84,294	—	2,392	—	—	$2,392
Issuance of Class A common stock in connection with the IPO, net of issuance costs	—	—	4,025,000	4	—	—	94,230	—	—	$94,234
Issuance of Class A common stock in concurrent private placements in connection with the IPO	—	—	539,727	1	—	—	6,023	—	—	$6,024
Conversion of Common Stock to Class B Common Stock in connection with the IPO	(7,110,242)	(7)	—	—	7,110,242	7	—	—	—	$—
Conversion of Redeemable Convertible Preferred Stock to Class B common stock in connection with the IPO	—	—	—	—	26,767,656	27	250,395	—	—	$250,422
Conversion of Class B common stock to Class A common stock	—	—	12,443	—	(12,443)	—	—	—	—	$—
Excess tax benefits from stock-based compensation	—	—	—	—	—	—	154	—	—	$154
Deemed dividend resulting from modification of redeemable convertible preferred stock	—	—	—	—	—	—	—	—	(2,929)	$(2,929)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(479)	—	$(479)
Net income	—	—	—	—	—	—	—	—	19,387	$19,387
Balance, September 30, 2012	—	$—	4,587,563	$5	33,949,749	$34	$366,442	$(1,456)	$12,408	$377,433

See notes to consolidated financial statements

KAYAK Software Corporation and Subsidiaries Consolidated Statements of Cash Flows (unaudited) (In thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net income	$19,387	$3,830
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	6,178	6,337
Stock-based compensation expense	9,952	9,312
Excess tax benefits from exercise of stock options	(154)	(579)
Deferred taxes	(2,740)	(10,407)
Mark to market adjustments	923	(468)
Impairment of intangible assets	—	14,980
Other	—	122
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(14,509)	(9,147)
Prepaid expenses and other current assets	(1,967)	(8,089)
Accounts payable	8,330	4,345
Accrued liabilities and other liabilities	6,280	16,779
Net cash from operating activities	31,680	27,015
Cash flows from (used in) investing activities
Capital expenditures	(1,957)	(2,693)
Proceeds from sale of property and equipment	—	42
Purchase of marketable securities	(8,472)	(21,289)
Maturities of marketable securities	11,266	10,907
Exercise of put options	—	(13,221)
Cash paid for business combinations, net of cash acquired	—	(9,160)
Net cash from (used in) investing activities	837	(35,414)
Cash flows from financing activities
Proceeds from exercise of stock options	892	1,546
Proceeds from initial public offering, net of offering expenses	95,705	(1,234)
Tax benefits realized from exercise of stock options	154	579
Private Placement Class A common stock issuances	6,024	—
Net cash from financing activities	102,775	891
Effect of exchange rate changes on cash and cash equivalents	(279)	96
Increase (decrease) in cash and cash equivalents	135,013	(7,412)
Cash and cash equivalents, beginning of period	35,127	34,966
Cash and cash equivalents, end of period	$170,140	$27,554
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$—	$—
Income taxes	$16,875	$8,319
See notes to consolidated financial statements

KAYAK Software Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(unaudited)
(In thousands, except share and per share amounts)

1. Organization

The Company was incorporated in Delaware on January 14, 2004 under the name of Travel Search Company, Inc. On August 17, 2004, we officially changed our name to KAYAK Software Corporation (“KAYAK”). We operate KAYAK.com and other travel websites and mobile applications that allow people to search for rates and availability for airline tickets, hotel rooms, rental cars, and other travel-related services across hundreds of websites and provide choices on where to book. As used in this report, the terms “we,” “us,” “our,” “KAYAK” and the “Company” mean KAYAK Software Corporation and its subsidiaries, unless the context indicates another meaning.

On July 25, 2012, we completed our initial public offering, or IPO, in which we issued and sold 4,025,000 shares of Class A common stock at an offering price of $26.00 per share. We received net proceeds of $94,234 after deducting underwriting discounts and commissions and issuance costs of approximately $4,091. In connection with our IPO, we also entered into private placement transactions with existing stockholders pursuant to which we issued and sold 231,695 shares of our Class A common stock at a price of $26.00 per share and issued 308,032 shares of our Class A common stock for no consideration.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Operating results of acquired businesses are included in the consolidated statements of operations from the date of acquisition. All intercompany accounts and transactions have been eliminated. We have reclassified certain prior period amounts to conform to our current period presentation.

The interim financial statements and footnotes are unaudited. In the opinion of our management, these statements include all adjustments, which are of a normal recurring nature, necessary to present a fair statement of the Company’s results of operations, financial position and cash flows. Interim results are not necessarily indicative of financial results for a full year. The interim information included in this Form 10-Q should be read in conjunction with our prospectus filed with the Securities and Exchange Commission, or SEC, pursuant to Rule 424(b) on July 20, 2012.

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

Revenue Recognition

KAYAK’s services are free for travelers. We earn revenues by sending referrals to travel suppliers and online travel agents, (OTAs) after a traveler selects a specific itinerary (distribution revenues), and through advertising placements on our websites and mobile applications (advertising revenues).

We recognize distribution revenues upon completion of the referral, provided that our fees are fixed and determinable, there is persuasive evidence of an arrangement and collection is reasonably assured. Advertising revenues are recognized when a traveler clicks on an advertisement that a customer has placed on our website or mobile application or when we display an advertisement.

Distribution Revenues

We earn distribution revenues by sending qualified leads to travel suppliers and OTAs and by facilitating bookings directly through our websites and mobile applications. After a traveler has entered a query on our website, reviewed the results, and decided upon a specific itinerary, we send the user directly into the travel supplier's or OTA's purchase process to complete the transaction. In many cases, users may now complete bookings with the travel supplier or OTA without leaving our websites and mobile applications. Travel suppliers and OTAs have the flexibility to pay us either when these qualified leads click on a query result at a set cost per click, or CPC basis, or when they purchase a travel product either through us or on the travel supplier or OTA website which we refer to as a cost per acquisition, or CPA, basis. We separately negotiate and enter into our distribution agreements, and these agreements set forth the payment terms for the applicable travel supplier or OTA.

Advertising Revenues

Advertising revenues primarily come from payments for compare units, text-based sponsored links and display advertisements. A “compare unit” is an advertising placement that, if selected by a KAYAK user, launches the advertiser’s website and initiates a query based on the same travel parameters provided on the KAYAK website. The major types of advertisers on our websites consist of OTAs, third party sponsored link providers, hotels, airlines and vacation package providers. Generally, our advertisers pay us on a CPC basis, which means advertisers pay us only when someone clicks on one of their advertisements, or on a cost per thousand impression basis, or CPM. Paying on a CPM basis means that advertisers pay us based on the number of times their advertisements appear on our websites or mobile applications.

Concentrations of Credit Risk

Financial instruments that subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. Our cash and cash equivalents and marketable securities are primarily held in one financial institution that we believe to be of high credit quality.

Three significant customers accounted for the following percentages of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Customer A	27%	25%	26%	25%
Customer B	10%	8%	10%	8%
Customer C	6%	10%	8%	12%

Amounts due from these significant customers were:

	September 30,	December 31,
	2012	2011
Customer A	$6,867	$7,354
Customer B	4,189	1,511
Customer C	3,876	4,242

We believe significant customer amounts outstanding at September 30, 2012 and December 31, 2011 are collectible.

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

Stock-Based Compensation

We estimate the value of stock option awards on the date of grant using the Black-Scholes option-pricing model (the Black-Scholes model). The determination of the fair value of stock option awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, expected term, risk-free interest rate, expected dividends and expected forfeiture rates. The forfeiture rate is estimated using historical option cancellation information, adjusted for anticipated changes in exercise and employment termination behavior. Outstanding awards do not contain market or performance conditions and therefore, we recognize stock-based compensation expense on a straight-line basis over the requisite service period.

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

Fair Value of Financial Instruments

The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities.

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

Financing Costs Related to Initial Public Offering

Through September 30, 2012 and December 31, 2011, we had incurred $4,091 and $2,173, respectively, of legal and accounting costs related to our IPO. As of December 31, 2011 such costs were capitalized as prepaid expense and other current assets. Upon completion of our IPO on July 25, 2012, these amounts were offset against the proceeds received from the IPO and reclassified to equity.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed on a straight-line basis over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter.

Software and Website Development Costs

Certain costs to develop internal use computer software are capitalized provided these costs are expected to be recoverable. These costs are included in property and equipment and are amortized over three years beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs are expensed as incurred. We capitalized $305 and $256 of software development costs and amortized $275 and $226 in the three months ended September 30, 2012 and September 30, 2011, respectively, and capitalized $775 and $746 and amortized $803 and $638 in the nine months ended September 30, 2012 and September 30, 2011, respectively.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, we compare the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicates that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. During the nine months ended September 30, 2011, we recorded an impairment charge of $15.0 million on trade and domain name assets related to our decision to discontinue the sidestep.com URL. See “—Note 6—Intangible Assets” for additional description of our impairment charge.

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

We follow authoritative guidance for uncertainty in income taxes, which requires that we recognize a tax benefit from an uncertain position only if it is more likely than not that the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authority’s widely understood administrative practices and precedents. If this threshold is met, we measure the tax benefit as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Penalties and interest on uncertain tax positions are included in income tax expense.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, issued amended disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. We adopted these changes effective January 1, 2012 and applied retrospectively for all periods presented. There was no impact to the consolidated results as the amendments related only to changes in financial statement presentation.

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

The pro forma impact of this acquisition on revenues and net income was immaterial.

4. Marketable Securities

The following tables summarize the investments in marketable securities all of which are classified as held to maturity:

	September 30, 2012		December 31, 2011
	Amortized Cost	Level 1(1) Fair Value	Amortized Cost	Level 1(1) Fair Value
Agency bonds	$—	$—	$2,605	$2,605
Certificate of deposit	450	450	900	899
Commercial paper	2,248	2,248	3,097	3,096
Corporate debentures/ bonds	5,528	5,529	4,596	4,591
Marketable securities	$8,226	$8,227	$11,198	$11,191

(1)	Level 1 fair values are defined as observable inputs such as quoted prices in active markets.

5. Property and Equipment

Property and equipment consisted of the following:

	Estimated Life	September 30,	December 31,
		2012	2011
Website development	3 years	$6,327	$5,552
Computer equipment	3 years	4,880	4,172
Leasehold improvements	Life of lease	2,331	2,283
Furniture and fixtures	5 years	971	749
Software	3 years	336	266
Vehicles	5 years	109	53
Office equipment	5 years	40	40
Property and equipment		14,994	13,115
Accumulated depreciation		(9,617)	(7,641)
Property and equipment, net		$5,377	$5,474

Depreciation expense was $690 and $463 for the three months ended September 30, 2012 and 2011, respectively and $1,975 and $1,331 for the nine months ended September 30, 2012 and 2011, respectively.

6. Intangible Assets

The following tables detail our intangible asset balances by major asset class:

	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Intangible asset class
Domain and trade names	$33,520	$(26,875)	$6,645	$33,505	$(11,255)	$(14,980)	$7,270
Customer relationships	10,823	(5,006)	5,817	10,878	(3,826)	—	7,052
Technology	4,155	(3,378)	777	4,160	(1,287)	—	2,873
Non-compete agreements	975	(768)	207	982	(493)	—	489
Intangible assets, net	$49,473	$(36,027)	$13,446	$49,525	$(16,861)	$(14,980)	$17,684

Amortization expense was $1,388 and $1,472 for the three months ended September 30, 2012, and September 30, 2011, respectively, and $4,203 and $5,006 for the nine months ended September 30, 2012 and September 30, 2011, respectively. Intangible assets are amortized on a straight-line basis over their estimated economic lives. We believe that the straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained.

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

To determine fair value of the SideStep brand name and URL, we used an income approach, which utilized Level 3 fair value inputs as described in "-Note 15 - Fair Value Measurements", and discounted the expected cash flows of the intangible assets. We calculated expected cash flows, using an estimate of future revenue to be generated from the SideStep URL offset by estimated future expenses. We applied a discount rate of 17.0% representing the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in the respective operations and the rate of return an outside investor could expect to earn.

7. Goodwill

Changes in the carrying amount of goodwill for the year ended December 31, 2011 and nine months ended September 30, 2012 were as follows:

Balance, December 31, 2011	$155,677
Foreign currency translation	(105)
Balance, September 30, 2012	$155,572

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2012	December 31, 2011
Accrued bonus	$4,911	$5,792
Income taxes payable	4,715	2,515
Accrued marketing	4,675	1,141
Accrued search fees	1,669	1,243
Other accrued expenses	5,190	5,529
Accrued expenses and other current liabilities	$21,160	$16,220

9. Income Taxes

Our effective tax rates were 43.8% and 43.0% for the three months ended September 30, 2012 and 2011, respectively. The effective tax rate for the three months ended September 30, 2012, was higher than the statutory rate due to state taxes, losses in Europe for which no benefit was recognized, and disallowed stock compensation expense for incentive stock options, offset by federal and state research credits. The effective tax rate for the three months ended September 30, 2011, was higher than the statutory rate primarily due to state taxes and disallowed stock compensation expense for incentive stock options.
Our effective tax rates were 48.0% and 44.5% for the nine months ended September 30, 2012 and 2011, respectively. The increase in the effective tax rate for the nine months ended September 30, 2012, as compared to the same period in 2011, was primarily due to losses in Europe for which no benefit was recognized.
10. Commitments and Contingencies

Operating Leases

We lease our office and data center facilities under noncancelable leases that expire at various points between May 2013 and April 2025. We are also responsible for certain real estate taxes, utilities and maintenance costs on our office facilities. Rent expense was approximately $454 and $481 for the three months ended September 30, 2012 and 2011, respectively and $1,125 and $1,379 for the nine months ended September 30, 2012 and 2011, respectively.

Other Commitments

We have a content licensing agreement that as of September 30, 2012, obligates us to make minimum future payments of $1,750 for the remainder of 2012. During 2013, we will be obligated to make minimum payments based on the number of queries performed in 2012, and as a result, we are unable to estimate our calendar year 2013 minimum commitment at this time. If not renewed, this agreement expires in December 2013.

On April 3, 2012, we entered into a Products and Services Agreement with a technology provider. This agreement obligates us to make minimum future payments of $1,600 per year for the next four years. As of September 30, 2012, our remaining obligation for 2012 is $400.

We have up-front marketing agreements that as of September 30, 2012, obligate us to make minimum future payments of $7,016 for the remainder of 2012 and $15,072 for the first three quarters of 2013.

 Legal Matters

We are involved in various legal proceedings, including but not limited to the matters described below that involve claims for substantial amounts of money or for other relief or that might necessitate changes to our business or operations.

In April 2009, Parallel Networks, LLC filed a complaint against us for patent infringement in the U.S. District Court for the Eastern District of Texas. The complaint alleged, among other things, that our website technology infringes a patent owned by Parallel Networks purporting to cover a “Method And Apparatus For Client-Server Communication Using a Limited Capability Client Over A Low-Speed Communications Link” (U.S. Patent No. 6,446,111 B1) and sought injunctive relief, monetary damages, costs and attorneys fees. The complaint was dismissed without prejudice in February 2010, but the plaintiff filed a new complaint against us on March 29, 2010 containing similar allegations. The case was set for trial on September 10, 2012. The court has since stayed proceedings in the district court pending resolution of plaintiff's appeal of certain rulings by the court, which granted summary judgment on several claims in favor of us and other defendants. At this time we are unable to estimate any potential damages associated with this matter. As such, we have not recorded any accrual for potential loss as of December 31, 2011 or September 30, 2012.

In addition, from time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Such proceedings, even if not meritorious, could result in the expenditure of significant financial and managerial resources. If any legal proceedings were to result in an unfavorable outcome, it could have a material adverse effect on our business, financial position and results of operations; however, at this time, we are unable to estimate the potential range of loss, if any, and it is too early to determine the likelihood of whether or not any of these claims will ultimately result in a loss. As such, we have not recorded any material accrual for potential loss as of December 31, 2011 or September 30, 2012.

11. Redeemable Convertible Preferred Stock

As of December 31, 2011, we had authorized 26,876,384 shares of redeemable convertible preferred stock, and had designated six series as follows : 6,600,000 shares of Series A Redeemable Convertible Preferred Stock, 1,176,051 shares of Series A-1 Redeemable Convertible Preferred Stock, 4,989,308 shares of Series B Redeemable Convertible Preferred Stock, 2,138,275 shares of Series B-1 Redeemable Convertible Preferred Stock, 3,897,084 shares of Series C Redeemable Convertible Preferred Stock and 8,075,666 shares of Series D Redeemable Convertible Preferred Stock.

Upon the completion of our IPO on July 25, 2012, all of the outstanding shares of redeemable convertible preferred stock automatically converted into shares of Class B common stock.

Series A Preferred

In March and June 2004,we issued an aggregate of 6,600,000 shares of Series A Redeemable Convertible Preferred Stock, or Series A Preferred Stock, at $1.00 per share for gross proceeds of $6,600.

Series A-1 Preferred

In November 2004, we issued an aggregate of 825,000 shares of Series A-1 Redeemable Convertible Preferred Stock, or Series A-1 Preferred Stock, at $2.00 per share for gross proceeds of $1,650. The purchase price of the shares was subject to adjustment based on any dilution occurring as a result of any subsequent stock offering that occurred prior to February 1, 2006 at a price per share lower than $2.00. Consequently, in March 2005, an additional 351,051 shares were issued to Series A-1 holders to adjust the stock purchase price to $1.403 per share, the per-share price of the Series B Redeemable Convertible Preferred Stock.

Series B Preferred

In February 2005, we issued an aggregate 4,989,308 shares of Series B Redeemable Convertible Preferred Stock, or Series B Preferred Stock, at $1.403 per share for gross proceeds of $7,000.

Series B-1 Preferred

In April 2006, we issued an aggregate 2,138,275 shares of Series B-1 Redeemable Convertible Preferred Stock, or Series B-1 Preferred Stock, at $1.403 per share for gross proceeds of $3,000.

Series C Preferred

In May 2006, we issued an aggregate 3,855,180 shares of Series C Redeemable Convertible Preferred Stock, or Series C Preferred Stock, at $2.983 per share for gross proceeds of $11,500.

Series D Preferred

In December 2007, we issued an aggregate 8,008,842 shares of Series D Redeemable Convertible Preferred Stock, or Series D Preferred Stock, at $20.727 per share for gross proceeds of $166,000 and $278 in issuance costs.

A summary of the rights and preferences of the Series A, A-1, B, B-1, C and D Preferred Stock, as of December 31, 2012, are as follows:

Voting

Series A, A-1, B, B-1, C and D Preferred stockholders are entitled to one vote per common share equivalent on all matters voted on by holders of common stock.

Dividends

Prior to our IPO, Series A, A-1, B, B-1, C and D Preferred stockholders were entitled to receive dividends that are paid on common stock of the Company equal to an amount of the largest number of whole shares of common stock into which the shares of preferred stock are convertible. In addition, holders of Series A, A-1, B, B-1, C and D Preferred Stock were entitled to receive, out of funds legally available, dividends at the rate of 6% per annum of the adjusted original issue price per share and are accumulated regardless if declared. Accumulated and unpaid dividends totaled $58,390 and $51,745 as of the date of the IPO, and December 31, 2011 respectively. Dividends were deemed payable upon a liquidation event, redemption or if declared by the Board of Directors. Upon the completion of our IPO, all accumulated dividends were reversed.

In April 2012, the Company executed an Election and Amendment Agreement with certain existing stockholders, or eligible holders, pursuant to which we granted certain eligible holders the right to purchase from us 352,178 shares of common stock at the IPO price of $26.00. We refer to these as the private placement purchase rights. The holders of these private placement purchase rights exercised 231,695 shares on August 1, 2012. These private placement purchase rights expired on August 1, 2012.

Pursuant to the Election and Amendment Agreement, since our IPO price was below $27.00 per share, we issued to the eligible holders additional shares of Class A common stock for no additional consideration pursuant to an automatic adjustment. As a result of the revision in the terms due to the Election and Amendment Agreement, we recognized a charge of $2,929 as a deemed dividend at the modification date. This charge impacts net income (loss) attributable to our common stockholders and basic net income (loss) per share attributable to common stockholders.

As a result of the completion of our IPO on July 25, 2012 all shares of outstanding redeemable convertible preferred stock converted into shares of Class B common stock.

Preferred Stock Warrants

In connection with the issuance of subordinated term loans in 2007, the lender received warrants to purchase 62,000 shares of Series D Preferred Stock at an exercise price of $20.73 per share. The warrants expire on the tenth anniversary of the loan closing date (December 2017). In connection with the transaction we recorded a separate warrant liability based on the estimated fair value at the issuance date by allocating proceeds first to the warrants and the remaining to the loans (the residual method). On July 20, 2012, the lender exercised this warrant on a cashless basis, based on a fair market value at the time of exercise of $33.18 per share.  As a result, we issued to the lender an aggregate 23,269 shares of our Series D Preferred Stock. These shares automatically converted to Class B common stock upon the closing of our IPO. Warrants are valued at each reporting period with changes recorded as other income (expense) in the statement of operations. The fair value of these warrants was $0 and $426 at September 30, 2012 and December 31, 2011 respectively, based on the following assumptions using the Black-Scholes model:

	September 30, 2012	December 31, 2011
Risk free interest rate	—	0.4%
Expected volatility	—	42.9%
Expected life (in years)	0	3
Dividend yield	—	—%

The mark-to-market expense on these warrants was $544 and $260 for the three months ended September 30, 2012 and September 30, 2011, respectively and $607 and $326 for the nine months ended September 30, 2012 and September 30, 2011, respectively.

In November 2006, under the terms of a loan and security agreement, we issued warrants for the purchase of 41,904 shares of Series C Preferred Stock. The warrants are exercisable at $2.983 per share and expire on November 22, 2016. On July 20, 2012, one of these lenders exercised on a cashless basis its warrant for 25,142, based on a fair market value at the time of exercise of $33.18 per share.  As a result, we issued to the lender an aggregate 22,881 shares of our Series C Preferred Stock. These shares automatically converted to Class B common stock upon the closing of our IPO. Additionally, upon the closing of our IPO, the unexercised warrants automatically converted into warrants to purchase shares of our Class B common stock.

The Company recorded a warrant liability based on the fair value of the remaining warrants at the issuance date. The fair value of these warrants was $542 and $724 as of September 30, 2012 and December 31, 2011, respectively, based on the following assumptions using the Black-Scholes model:

	September 30, 2012	December 31, 2011
Risk free interest rate	0.2%	0.3%
Expected volatility	44.6%	41.0%
Expected life (in years)	2	2
Dividend yield	—%	—%

The mark-to-market expense on these warrants was $210 and $189 for the three months ended September 30, 2012 and September 30, 2011, respectively and $317 and $332 for the nine months ended September 30, 2012 and September 30, 2011, respectively.

12. Stockholders’ Equity

Common Stock

A summary of the rights and preferences of our Class A and Class B common stock as of September 30, 2012 are as follows:

Voting

Holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to 10 votes per share on all matters on which such common stockholders are entitled to vote.

Dividends

Holders of our Class A and Class B common stock are eligible to receive dividends on common stock held when funds are available and as approved by the board of directors.

Liquidation Rights

In the event of liquidation, dissolution or winding up of the Company, a sale of all or substantially all of the Company’s assets, and certain mergers, common stockholders are entitled to receive all assets of the Company available for distribution, subject to the preferential rights of any outstanding shares of preferred stock.

13. Stock Options and Restricted Stock

The board of directors adopted the 2004 Stock Option Plan, or the 2004 Plan, the Third Amended and Restated 2005 Equity Incentive Plan, or the 2005 Plan, and the 2012 Equity Incentive Plan, or the 2012 Plan, which permits the issuance of equity awards including incentive and nonqualified stock options, restricted stock and restricted stock units to employees, directors and consultants. At September 30, 2012 and December 31, 2011, 694,122 shares and no shares, respectively, were available for issuance under our 2012 Plan. At September 30, 2012 and December 31, 2011, no shares and 159,946 shares, respectively, were available for issuance under our 2004 Plan and 2005 Plan.

Restricted Stock

The Company has issued shares of restricted common stock to employees, directors and consultants. There were no unvested shares of restricted stock outstanding at September 30, 2012 and December 31, 2011, respectively.

Restricted stock is subject to transfer restrictions and contains the same rights and privileges as unrestricted shares of common stock. Shares of restricted stock are presented as outstanding as of the date of issuance. There were no restricted stock grants between January 1, 2012 and September 30, 2012.

Restricted Stock Units

On August 31, 2012, we issued an aggregate 33,655 restricted stock units to certain of our non-employee directors.  These restricted stock units vest quarterly over a two-year period and are settled 65% in shares and 35% in cash.  At the time of grant, the recipients of these awards were automatically vested with respect to an aggregate 11,779 of these shares.

Stock Options

Stock options generally have terms of ten years. Stock options granted under the stock plans will typically vest 25% after the first year of service and ratably each month over the remaining 36-month period contingent upon employment with the Company on the date of vesting.

We utilize the Black-Scholes model to determine the fair value of stock options. Management is required to make certain assumptions with respect to selected model inputs, including anticipated changes in the underlying stock price (i.e., expected volatility) and option exercise activity (i.e., expected term). We base our expected volatility on the historical volatility of comparable publicly traded companies for a period that is equal to the expected term of the options. The expected term of options granted is derived using the “simplified” method as allowed under the provisions of the SEC’s Staff Accounting Bulletin No. 107 and represents the period of time that options granted are expected to be outstanding. The expected term for performance-based and non-employee awards is based on the period of time for which each award is expected to be outstanding, which is typically the remaining contractual term. The risk-free rate is based on the U.S. Treasury yield in effect at the time of the grant period for a period commensurate with the estimated expected life.

The following table summarizes stock option activity:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted-Average Remaining Contractual Term (in years)
Balance, December 31, 2011	9,086,586	$10.79	$86,590	7.3
Options granted (2)	2,390,500	$26.31
Exercised	(122,919)	$15.79
Canceled/forfeited	(526,110)	$20.19
Balance, September 30, 2012	10,828,057	$13.70	$234,180	7.2
Vested and exercisable as of September 30, 2012	6,066,784	$8.35	$163,660	5.9
Vested and exercisable as of September 30, 2012 and expected to vest thereafter (3)	9,913,793	$12.88	$222,621	7.0

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying award and the fair value of $35.33, and $20.14 of our common stock on September 30, 2012, and December 31, 2011.

(2)	Includes 254,500 shares granted to non-employees. The assumptions used to value these grants are similar to those used for grants made to employees with the exception of the expected term.

(3)	Stock options expected to vest reflect an estimated forfeiture rate.

The fair value of vested shares was $8,103 for the nine months ended September 30, 2012 and $10,885 during the year ended December 31, 2011. The total intrinsic value of options exercised was $1,441 for the nine months ended September 30, 2012 and $4,143 during the year ended December 31, 2011.

The weighted-average fair value of options granted during the nine months ended September 30, 2012 was $12.83 per share and $9.71 per share for the year ended December 31, 2011 based on the Black-Scholes model. The following weighted-average assumptions were used for grants made to employees and do not include the assumptions for non-employee grants:

	September 30, 2012	December 31, 2011
Risk-free interest rate	1.0%	1.8%
Expected volatility	44.9%	43.8%
Expected life (in years)	6	6
Dividend yield	—%	—%

The following table summarizes information concerning outstanding and exercisable options as of September 30, 2012:

	Options Outstanding			Options Exercisable and Vested
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$ 1.00 - $ 2.98	1,175,343	2.5	$1.50	1,175,343	$1.50
$5.00	1,362,500	4.7	$5.00	1,362,500	$5.00
$7.50	1,737,000	6.8	$7.50	1,393,447	$7.50
$11.29 - $13.00	1,165,000	7.6	$12.63	756,451	$12.59
$14.82	1,893,340	8.1	$14.82	947,187	$14.82
$15.50 - $21.00	1,140,000	8.4	$19.05	392,276	$18.07
$25.50	512,374	9.3	$25.50	39,580	$25.50
$26.00	1,300,000	9.8	$26.00	—	$—
$26.50 - $35.46	542,500	9.8	$28.44	—	—
$ 1.00 - $35.46	10,828,057	7.2	$13.70	6,066,784	$8.35

Prior to the completion of our IPO, the fair value of the common stock was determined by the board of directors at each award grant date based on a variety of factors, including arm’s length sales of our capital stock (including redeemable convertible preferred stock), valuations of comparable public companies, our financial position and historical financial performance, the status of technological developments within our products, the composition and ability of the technology and management team, an evaluation of and benchmark to our competition, the current climate in the marketplace, the illiquid nature of the common stock, the effect of rights and preferences of preferred shareholders, and the prospects of a liquidity event, among others. Subsequent to the completion of our IPO, we utilize the closing price of our common stock on the date of grant to determine its fair value.

At September 30, 2012 and December 31, 2011, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was approximately $46,614 and $31,124, respectively. This expense will be recognized on a straight-line basis over the weighted average remaining vesting period of 2.8 and 2.6 years as of September 30, 2012, and December 31, 2011, respectively.

14. Earnings per share

The following tables set forth the computation of basic and diluted earnings (loss) per share of common stock for the three and nine months ended September 30, 2012 and September 30, 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic earnings (loss) per share:
Net income	$7,954	$6,968	$19,387	$3,830
Redeemable convertible preferred stock dividends	(772)	(2,937)	(6,644)	(8,809)
Deemed dividend resulting from modification of redeemable convertible preferred stock (1)	—	—	(2,929)	—
Net income (loss) attributable to common stockholders—Basic	$7,182	$4,031	$9,814	$(4,979)
Weighted average common shares outstanding	29,962,706	7,336,438	14,739,047	7,412,882
Basic earnings (loss) per share	$0.24	$0.55	$0.67	$(0.67)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Diluted earnings (loss) per share:
Net income (loss) attributable to common stockholders—Diluted	$7,954	$6,968	$19,387	$(4,979)
Weighted average common shares outstanding	29,962,706	7,336,438	14,739,047	7,412,882
Options to purchase common stock	5,477,999	3,520,565	5,275,781	—
Redeemable convertible preferred stock (as converted basis)	7,273,820	26,767,656	20,222,280	—
Restricted Stock Units	6,297	—	6,173	—
Convertible preferred stock warrants (as converted basis)	25,685	45,144	45,911	—
Weighted average shares and potentially diluted shares	42,746,507	37,669,803	40,289,192	7,412,882
Diluted earnings (loss) per share	$0.19	$0.18	$0.48	$(0.67)

(1)
Additional preferred stock per Election and Amendment Agreement as discussed in “-Note 11-Redeemable Convertible Preferred Stock." Shares calculated based on common stock fair value of $26.50 as of June 30, 2012.

The potentially dilutive securities that have been excluded from the calculation of diluted net income (loss) per common share because the effect is anti-dilutive is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Options to purchase common stock	1,054,875	875,000	1,484,875	8,946,431
Redeemable convertible preferred stock (as converted basis)	—	—	—	26,767,656
Convertible preferred stock warrants (as converted basis)	—	—	—	103,904
	1,054,875	875,000	1,484,875	35,817,991

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

Changes in valuation during the years ended December 31, 2011 and the nine months ended September 30, 2012, were as follows:

Level 3 Warrant Instruments
Balance, December 31, 2011	1,150
Mark-to-market adjustment	923
Warrant exercise	(1,531)
Balance, September 30, 2012	$542

Mark-to-market adjustments related to warrant instruments are included in other income (expense).

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

17. Information about Geographic Areas

Revenues by geography are based on the country in which our websites are located. For example, KAYAK.com is in the United States, while KAYAK.de.com and swoodoo.com are in Germany. We allocate revenues based on the website’s proportional revenue-generating activity (generally, volume of queries and clicks relative to the whole). Long-lived assets are allocated based on the location of the corporate entity to which they relate.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
United States	$61,265	$48,819	$182,389	$140,936
Germany	7,361	7,052	21,599	18,225
Rest of the world	9,978	5,289	24,892	11,426
Total revenues	$78,604	$61,160	$228,880	$170,587

	As of September 30,	As of December 31,
	2012	2011
Long-lived assets
United States	$146,441	$149,254
Germany	19,041	20,205
Rest of the world	8,913	9,376
Total long-lived assets	$174,395	$178,835

18. Subsequent Events (unaudited)

On November 8, 2012, we entered into an Agreement and Plan of Merger, or Merger Agreement, to be acquired by priceline.com Incorporated (NASDAQ: PCLN), or Priceline.  Under the terms of the Merger Agreement KAYAK will merge with and into a wholly owned subsidiary of Priceline.

At the effective time of the merger, each share of KAYAK Class A and Class B common stock issued and outstanding immediately prior to the effective time will, at the election of the holder and subject to proration as set forth in the Merger Agreement, be converted into the right to receive either (i) $40.00 per share of Class A and Class B common stock or (ii) a fraction of a share of Priceline common stock.  The number of shares of Priceline common stock issued in consideration for the Class A and Class B common stock will be based upon a formula as set forth in the Merger Agreement.

The merger was unanimously approved by the respective Boards of Directors of KAYAK and Priceline and the Board of Directors of KAYAK recommended that KAYAK’s stockholders approve the proposed transaction. The merger is subject to (i) KAYAK stockholder approval, (ii) the effectiveness of a Form S-4 registration statement to be filed by Priceline, (iii) regulatory clearances, including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and (iv) other customary closing conditions.

                The Merger Agreement contains certain termination rights for both KAYAK and Priceline and further provides that, upon termination of the Merger Agreement under certain circumstances, KAYAK may be obligated to pay Priceline a termination fee of $52,700.

                Completion of the merger is anticipated to occur in early 2013, although there can be no assurance the merger will occur within the expected timeframe or at all.

                For further information regarding the merger and the Merger Agreement, please refer to the current report on Form 8-K filed on November 8, 2012, with which the Merger Agreement is filed as Exhibit 2.1.

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

During the three months ended September 30, 2012, we experienced the following growth:

•	For the three months ended September 30, 2012, we generated $78.6 million of revenues, representing growth of 28.5% over the three months ended September 30, 2011.

•	For the three months ended September 30, 2012, we generated income from operations of $14.9 million representing growth of 17.9% over the three months ended September 30, 2011.

•
For the three months ended September 30, 2012, we had Adjusted EBITDA of $21.1 million representing growth of 19.2% over the three months ended September 30, 2011. Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization, or Adjusted EBITDA, is a non-generally accepted accounting principle metric used by management to measure our operating performance. See “—Adjusted EBITDA Reconciliation” below for an additional description of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to income from operations.

•	For the three months ended September 30, 2012, we processed 302 million user queries for travel information, representing growth of 31.0% over the three months ended September 30, 2011.

•
KAYAK mobile applications have been downloaded nearly 20 million times since their introduction in March 2009. For the three months ended September 30, 2012, we had approximately 3.1 million downloads, representing growth of 94.8% over the three months ended September 30, 2011.

As of September 30, 2012, we had 193 employees, and we had local websites in 18 countries, including U.S., Germany, Spain, the United Kingdom, Austria, France and Italy.

Adjusted EBITDA Reconciliation

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

•	other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

 The following table reconciles income from operations to Adjusted EBITDA for the periods presented and is unaudited:

KAYAK Software Corporation and Subsidiaries Adjusted EBITDA Reconciliation (In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Income from operations	$14,927	$12,657	$38,787	$6,371
Other income (expense), net	(831)	(449)	(1,640)	468
Depreciation and amortization	2,078	1,935	6,178	6,337
Impairment of intangible assets	—	—	—	14,980
EBITDA	16,174	14,143	43,325	28,156
Stock-based compensation	4,112	3,121	9,952	9,312
Other (income) expense, net	831	449	1,640	(468)
Adjusted EBITDA	$21,117	$17,713	$54,917	$37,000

Non-GAAP Net Income and Diluted Earnings Per Share

We use the non-GAAP measures of non-GAAP net income and diluted earnings per share to provide an additional view of operational performance by excluding non-cash expenses that are not directly related to performance in any particular period. We believe that these non-GAAP measures reflect our ongoing business in a manner that allows for meaningful period-to-period comparisons and analysis of trends in our business, as they exclude certain expenses. These certain expenses are excluded because the decisions which gave rise to these expenses are not made to increase revenue in a particular period, but are made for our long-term benefit over multiple periods and we are not able to change or affect these items in any particular period.

We define non-GAAP net income as our total net income excluding the components listed below, which we believe are not reflective of our ongoing operational expenses. In each case, for the reasons set forth below, we believe that excluding the component provides useful information to investors and others in understanding and evaluating the impact of certain non-cash items to our operating results and future prospects in the same manner as us, in comparing financial results across accounting periods and to those of peer companies and to better understand the impact of these non-cash items on our gross margin and operating performance. Additionally, as significant, unusual or discrete events occur, the results may be excluded in the period in which the events occur.

•
Stock-based compensation. We exclude stock-based compensation because it is non-cash in nature and because we believe that the non-GAAP financial measures excluding this item provide meaningful supplemental information regarding operational performance and liquidity. Due to varying available valuation methodologies, subjective assumptions and the variety of award types we can use under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, our management believes that providing non-GAAP financial measure that excludes stock-based compensation allows investors to make meaningful comparisons between our recurring core business operating results and those of other companies. We further believe this measure is useful to investors in that it allows for greater transparency to certain line items in our financial statements and facilitates comparisons to competitors' operating results.

•
Amortization and impairment of acquired intangible assets and amortization and depreciation of tangible assets. We exclude amortization and impairment of acquired intangible assets because they are non-cash in nature and because we believe that the non-GAAP financial measures excluding these items provide meaningful supplemental information regarding operational performance and liquidity. In addition, excluding these items from various non-GAAP measures facilitates internal comparisons to historical operating results and comparisons to competitors' operating results.

•
Income tax effect of non-GAAP adjustments. We adjust non-GAAP net income by including the income tax effects of excluding stock-based compensation and the amortization and impairment of acquired intangible assets. We believe that the inclusion of the income tax effect provides additional transparency to the overall or “after tax” effects of excluding these items from non-GAAP net income.

•
Dilutive shares under the treasury stock method. For the nine months ended September 30, 2011, we excluded certain potential common shares from our GAAP diluted shares because their effect would have been anti-dilutive. On a non-GAAP basis, these shares would have been dilutive. As a result, we have included the impact of these shares in the calculation of our non-GAAP diluted net income per share under the treasury stock method.

KAYAK Software Corporation and Subsidiaries Non-GAAP Net Income and Diluted Earnings Per Share (Unaudited, in thousands except Basic and Diluted Weighted Average Common Shares and Earnings Per Share)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
GAAP net income	$7,954	$6,968	$19,387	$3,830
Amortization of intangibles	1,388	1,472	4,203	5,006
Impairment of intangibles	—	—	—	14,980
Stock-based compensation	4,112	3,121	9,952	9,312
Tax impact	(2,167)	(1,951)	(5,441)	(12,776)
Non-GAAP net income	$11,287	$9,610	$28,101	$20,352

Diluted weighted average common shares	42,746,507	37,669,803	40,289,192	37,229,282

Non-GAAP Diluted EPS	$0.26	$0.26	$0.70	$0.55

Our Revenue Platforms

KAYAK’s services are free for travelers. We earn revenues by sending referrals to travel suppliers and OTAs after a traveler selects a specific itinerary (distribution revenues), and through advertising placements on our websites and mobile applications (advertising revenues).

Distribution Revenues

We earn distribution revenues by sending qualified leads to travel suppliers and OTAs and by facilitating bookings directly through our websites and mobile applications. After a traveler has entered a query on our website or mobile applications, reviewed the results, and decided upon a specific itinerary, we send the user directly into the travel supplier's or OTA's purchase process to complete the transaction. In many cases, users may now complete bookings with the travel supplier or OTA without leaving our websites and mobile applications. Travel suppliers and OTAs have the flexibility to pay us either when these qualified leads click on a query result at a set cost per click, or CPC basis, or when they purchase a travel product through us or on the travel supplier or OTA website which we refer to as cost per acquisition, or CPA, basis. We separately negotiate and enter into our distribution agreements, and these agreements set forth the payment terms for the applicable travel supplier or OTA.

Advertising Revenues

Advertising revenues primarily come from payments for compare units, text-based sponsored links and display advertisements. A “compare unit” is an advertising placement that, if selected by a KAYAK user, launches the advertiser’s website and initiates a query based on the same travel parameters provided on the KAYAK website. The major types of advertisers on our websites consist of OTAs, third party sponsored link providers, hotels, airlines and vacation package providers. Generally, our advertisers pay us on a CPC basis, which means advertisers pay us only when someone clicks on one of their advertisements, or on a cost per thousand impression basis, or CPM. Paying on a CPM basis means that advertisers pay us based on the number of times their advertisements appear on our websites or mobile applications.

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

Search Capabilities

Our software and systems are designed to handle significant growth in users and queries, without requiring significant re-engineering or major capital expenditures. In the third quarter of 2012, we received and processed 302 million queries for travel information.

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

Mobile Applications and Platforms

We offer mobile applications for the iPhone, iPad, Android, Windows Phone 7 and 8 and other platforms. These applications combine the speed and comprehensiveness found in our website experience with the convenience and portability offered by today’s smartphones and tablets. To enhance the mobile experience, we have also implemented mobile-specific functionality in these applications, such as trip itinerary management, visual flight status, airport guides and location-based features.

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

Brand Marketing

To grow brand awareness and consideration, we advertise in broad reach media including television, outdoor signage, and online display media. During the third quarter of 2012, we spent $18.9 million on KAYAK, swoodoo and checkfelix.com brand marketing compared to $14.6 million during the third quarter of 2011. We measure the return on investment of our brand marketing through brand tracking studies and self-directed query growth. We view the costs of our brand marketing as relatively fixed in each market once the brand reaches scale, and we believe that these costs will decrease as a percentage of our total revenues over time.

Online Marketing

We also market our services and directly acquire traffic to our websites by purchasing travel-related keywords from general search engines and through other online marketing channels. The purchase of travel-related keywords consists of anticipating what words and terms consumers will use to search for travel on general search engines and then bidding on those words and terms in the applicable search engine's auction system. As a result, we bid against other advertisers for preferred placement on the applicable general search engine's results page. We spent $19.8 million on online marketing during the third quarter of 2012 compared to $12.4 million during the third quarter of 2011.

Highlights and Trends

Revenue Growth

Our revenue for the three months ended September 30, 2012 was $78.6 million, a 28.5% increase over the three months ended September 30, 2011. Revenue for the nine months ended September 30, 2012 was $228.9 million, a 34.2% increase over the nine months ended September 30, 2011. These increases in revenue were primarily due to increased travel queries on our websites and mobile applications, which increased 31.0% and 35.3% for the three and nine months ended September 30, 2012, respectively. We believe that traffic and queries on our websites and mobile applications will continue to increase as more people learn about our websites and our brand.

Brand Marketing

We began investing in brand advertising including television, outdoor signage, and online display media, in late 2009. For the nine months ended September 30, 2012 and September 30, 2011, we spent $59.0 million and $45.6 million on these activities, respectively. We believe that these investments contributed significantly to our revenue growth. Increasing brand awareness and consideration is an important part of our growth strategy and we expect to continue to invest at this level or above in brand marketing for the foreseeable future.

International Expansion

Our revenues from international operations accounted for approximately 20.3% and 17.4% of our total revenue for the nine months ended September 30, 2012 and September 30, 2011, respectively. We acquired checkfelix.com in April 2011. As a result of this acquisition, and organic growth of the KAYAK and swoodoo brand, our international revenues grew to approximately $46.5 million during the first nine months of 2012 from approximately $29.7 million during the first nine months of 2011. We believe that this strategic acquisition, along with the establishment of our European headquarters in Zurich, Switzerland, have strengthened our presence and team in Europe, and we plan to continue to invest in our international team and brands. We expect our revenues from international operations to increase at a rate faster than revenues from our U.S. operations.

Mobile Products

We offer several mobile applications that allow people to use our services from smartphones such as the iPhone, Windows Phone 7 and 8 and phones running on the Android operating system and tablet devices such as the iPad. These applications extend the availability of our services beyond traditional computers and allow users greater access to KAYAK’s services. Queries conducted on our mobile applications accounted for 16.7% and 11.6% of our total queries for the nine months ended September 30, 2012 and 2011, respectively; however, we estimate that revenues from mobile applications were 3.4% and 1.7%, of total revenues during the nine months ended September 30, 2012 and 2011, respectively. While revenues per thousand queries on mobile devices increased from $37 to $52 during this time frame, mobile query monetization significantly lags that of the websites. We believe mobile applications will continue to gain popularity, and we expect to continue to commit resources to improve the features, functionality and commercialization of our mobile applications. We also believe that over time mobile applications will begin to contribute meaningful revenue to our business.

Cash and Debt

We had cash and cash equivalents and marketable securities of $178.4 million and $46.3 million as of September 30, 2012 and December 31, 2011, respectively, and no outstanding long- or short-term debt. Given the recent financial turmoil and low interest rates, we hold most of our funds as cash and cash equivalents or marketable securities, and the rest is invested in highly rated money market funds and commercial paper.

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

We use query metrics to understand the performance of our marketing activities, while we use RPM to analyze the performance of our services and partnerships.

We recently revised our methodology for counting mobile queries to remove repetitive searches conducted during the same user session. By removing repetitive searches, our methodology is now consistent for both website queries and mobile.  As a result, the number of reported mobile queries is lower, and the corresponding RPM is higher for mobile. The tables shown in the sections below presents the revised estimates for historical mobile queries and RPMs based on our revised methodology.

Revenues

	Three Months ended September 30,		% increase (decrease)
	(Amounts in thousands (except RPM))
	2012	2011
Revenues	$78,604	$61,160	28.5%
Queries	302,374	230,828	31.0%
RPM	$260	$265	(1.9)%

Revenues for the three months ended September 30, 2012 increased $17.4 million over the same period in 2011 primarily due to a 31.0% increase in query volume. We attribute the increase in query volume to a variety of factors, including our investment in marketing activities and increase in downloads of our mobile applications.

	Three Months ended September 30,		% increase (decrease)
	(Amounts in thousands (except RPM))
	2012	2011
Estimated Mobile Queries	56,234	30,145	86.5%
Estimated Mobile RPM	$62	$38	63.2%
Estimated Website Queries	246,140	200,683	22.7%
Estimated Website RPM	$305	$299	2.0%

Mobile and website RPM figures are estimated based on data provided by those travel partners that differentiate between mobile and website travel bookings.

Mobile queries for the three months ended September 30, 2012 increased by 86.5% over the same period in 2011 primarily due to an increase of approximately 10.0 million downloads of our mobile applications between September 30, 2011 and September 30, 2012, bringing downloads as of September 30, 2012 to approximately 20 million. Mobile RPM for the three months ended September 30, 2012 increased by $24 over the same period in 2011 due to a higher percentage of completed transactions, especially on hotels, and the addition of new advertising products on our mobile application.

Website queries for the three months ended September 30, 2012 increased by 22.7% over the same period in 2011 due primarily to our investment in marketing activities. Website RPM for the three months ended September 30, 2012 increased by $6 over the same period in 2011 due primarily to increased RPM in our international business, improvement in our advertising rates, and increased adoption of KAYAK's booking path.

	Nine Months ended September 30,		% increase (decrease)
	(Amounts in thousands (except RPM))
	2012	2011
Revenues	$228,880	$170,587	34.2%
Queries	901,403	666,136	35.3%
RPM	$254	$256	(0.8)%
Revenues for the nine months ended September 30, 2012 increased $58.3 million over the same period in 2011 primarily due to a 35.3% increase in query volume. We attribute the increase in query volume to a variety of factors including our investment in marketing activities, our partnership with Bing Travel which began in March 2011 and the acquisition of checkfelix.com in April 2011.

	Nine Months ended September 30,		% increase (decrease)
	(Amounts in thousands (except RPM))
	2012	2011
Estimated Mobile Queries	150,373	77,185	94.8%
Estimated Mobile RPM	$52	$37	40.5%
Estimated Website Queries	751,030	588,952	27.5%
Estimated Website RPM	$294	$285	3.2%

Mobile and website RPM figures are estimated based on data provided by those travel partners that differentiate between mobile and website travel bookings.

Mobile queries for the nine months ended September 30, 2012 increased by 94.8% over the same period in 2011 primarily due to an increase of approximately 10.0 million downloads of our mobile applications between September 30, 2011 and September 30, 2012 bringing downloads as of September 30, 2012 to approximately 20 million. Mobile RPM for the nine months ended September 30, 2012 increased by $15 over the same period in 2011 due to a higher percentage of completed transactions, especially on hotels, and the addition of new advertising products on our mobile application.

Website queries for the nine months ended September 30, 2012 increased by 27.5% over the same period in 2011 and is attributed primarily to our investment in marketing activities and our partnership with Bing Travel, which began in March 2011. Website RPM for the nine months ended September 30, 2012 increased by $9 over the same period in 2011 due primarily to increased RPM in our international business, improvement in our advertising rates, and increased adoption of KAYAK's booking path.

Cost of revenues (excludes depreciation and amortization)

Cost of revenues consists of fees we pay to third parties to process airfare queries and expenses associated with operating and maintaining our data centers.

	Three Months ended September 30,		% increase (decrease)
	(Dollar amounts in thousands)
	2012	2011
Cost of revenues	$4,908	$4,151	18.2%
% of total revenues	6.2%	6.8%

Our cost of revenues increased $0.8 million for the three months ended September 30, 2012 compared to the same period in 2011 due to higher air query fees partially offset by a decrease in data center costs. Air query fees increased $1.0 million in the three months ended September 30, 2012 compared to the same period in 2011 due to increased query volume. Data center costs decreased $0.3 million in the three months ended September 30, 2012 compared to the same period in 2011 due to improved server efficiency.

	Nine Months ended September 30,		% increase (decrease)
	(Dollar amounts in thousands)
	2012	2011
Cost of revenues	$14,900	$13,780	8.1%
% of total revenues	6.5%	8.1%

Our cost of revenues increased $1.1 million for the nine months ended September 30, of 2012 compared to the same period in 2011 due to higher air query fees partially offset by a decrease in data center costs. Air query fees increased $1.9 million in the nine months ended September 30, 2012 compared to the same period in 2011 due to increased query volume. Data center costs decreased $1.1 million in the nine months ended September 30, 2012 compared to the same period in 2011 due to improved server efficiency.

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

	Three Months ended September 30,
	(Dollar amounts in thousands)		% increase (decrease)
	2012	2011
Brand marketing	$18,917	$14,586	29.7%
% of total revenues	24.1%	23.8%
Online marketing fees	$19,790	$12,409	59.5%
% of total revenues	25.2%	20.3%
Other marketing	$1,335	$1,940	(31.2)%
% of total revenues	1.7%	3.2%
Total marketing expense	$40,042	$28,935	38.4%
% of total revenues	50.9%	47.3%

Marketing expenses for the three months ended September 30, 2012 increased $11.1 million compared to the same period in 2011. The increase is primarily due to a $7.4 million increase in online marketing of which $3.8 million relates to online marketing in Europe. Additionally, there was a $4.3 million increase in brand marketing which relates primarily to a $2.5 million incremental increase in Europe brand marketing expense. We believe these marketing investments were the primary contributor to our 31.0% increase in query growth in the three months ended September 30, 2012 as compared to the same period in 2011.

	Nine Months ended September 30,
	(Dollar amounts in thousands)		% increase (decrease)
	2012	2011
Brand marketing	$58,962	$45,610	29.3%
% of total revenues	25.8%	26.7%
Online marketing fees	$57,040	$35,955	58.6%
% of total revenues	24.9%	21.1%
Other marketing	$4,698	$5,852	(19.7)%
% of total revenues	2.1%	3.4%
Total marketing expense	$120,700	$87,417	38.1%
% of total revenues	52.7%	51.2%

Marketing expenses for the nine months ended September 30, 2012 increased $33.3 million compared to the same period in 2011. The increase is primarily due to a $21.1 million increase in online marketing of which $8.5 million relates to Europe online marketing. Additionally, there was a $13.4 million increase in brand marketing which relates primarily to a $8.9 million incremental increase in Europe brand marketing expense. We believe these marketing investments were the primary contributor to our 35.3% increase in query growth in the nine months ended September 30, 2012 as compared to the same period in 2011.

Personnel

Personnel costs consist of wages and benefits paid to our employees, stock-based compensation charges and payroll taxes. Stock-based compensation is a significant portion of our wage and benefit structure which is impacted by many factors including, but not limited to, the strike price, volatility and expected life of the options. Please see the notes to our consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for more information on our stock options.

	Three Months ended September 30,		% increase
	(Dollar amounts in thousands)
	2012	2011	(decrease)
Salaries, benefits and taxes	$8,943	$7,165	24.8%
% of total revenues	11.4%	11.7%
Stock-based compensation	$3,450	$3,121	10.5%
% of total revenues	4.4%	5.1%
Total personnel	$12,393	$10,286	20.5%
% of total revenues	15.8%	16.8%

Our salaries, benefits and taxes increased for the three months ended September 30, 2012 from the same period in 2011. This increase is primarily due to a net increase of 43 employees, or 28.7%, as of September 30, 2012 compared to 2011. Stock compensation expense increased in the three months ended September 30, 2012 compared to the same period in 2011 due to an increase in the number of options granted as well as the increase in the Company's stock price.

	Nine Months ended September 30,		% increase
	(Dollar amounts in thousands)
	2012	2011	(decrease)
Salaries, benefits and taxes	$26,495	$20,813	27.3%
% of total revenues	11.6%	12.2%
Stock-based compensation	$9,117	$9,312	(2.1)%
% of total revenues	4.0%	5.5%
Total personnel	$35,612	$30,125	18.2%
% of total revenues	15.6%	17.7%

     Our salaries, benefits and taxes increased for the nine months ended September 30, 2012 from the same period in 2011. This increase is primarily due to a net increase of 43 employees, or 28.7%, as of September 30, 2012 compared to 2011.

Stock compensation expense decreased in the nine months ended September 30, 2012 compared to the same period in 2011 due to options granted in prior years becoming fully vested substantially offsetting the expense related to the new grants made in the first nine months of 2012.

Other general and administrative expenses

All other operating costs are classified as other general and administrative expenses. The largest items in this category of expenses are technology costs, legal and accounting fees, provision for doubtful accounts, and facilities expenses.

	Three Months ended September 30,		% increase
	(Dollar amounts in thousands)
	2012	2011	(decrease)
Other general and administrative expenses	$4,256	$3,196	33.2%
% of total revenues	5.4%	5.2%

Other general and administrative expenses increased $1.1 million for the three months ended September 30, 2012, compared to the same period in 2011, primarily due to stock based compensation expense for restricted stock units granted to certain members of our board of directors of $0.7 million, accounting and legal fees of $0.3 million, expense taken on options granted to contractors of $0.4 million, technology costs of $0.3 million, partially offset by a decrease in the provision for doubtful accounts of $0.7 million.

	Nine Months ended September 30,		% increase
	(Dollar amounts in thousands)
	2012	2011	(decrease)
Other general and administrative expenses	$12,703	$11,577	9.7%
% of total revenues	5.6%	6.8%

Other general and administrative expenses increased $1.1 million for the nine months ended September 30, 2012, compared to the same period in 2011 primarily due to stock based compensation expense for restricted stock units granted to certain members of our board of directors of $0.8 million, technology costs of $0.8 million, expense taken on options granted to contractors of $0.6 million, travel expenses of $0.7 million, partially offset by a decrease in the provision for doubtful accounts of $1.7 million.

Depreciation and amortization

Depreciation and amortization consists primarily of depreciation of computer equipment, software and website development and amortization of our trade names, customer relationships and other intangible assets.

	Three Months ended September 30,		% increase (decrease)
	(Dollar amounts in thousands)
	2012	2011
Amortization	$1,388	$1,472	(5.7)%
% of total revenues	1.8%	2.4%
Depreciation	$690	$463	49.0%
% of total revenues	0.9%	0.8%
Total depreciation and amortization	$2,078	$1,935	7.4%
% of total revenues	2.6%	3.2%

Depreciation and amortization increased $0.1 million during the three months ended September 30, 2012, compared to the same period in 2011. Amortization decreased by $0.1 million, which is primarily due to a $0.4 million decrease in tradename amortization related to the discontinuation of our SideStep brand, partially offset by a $0.4 million increase in technology amortization due to the acceleration of amortization of swoodoo's technology. Depreciation increased by $0.2 million, primarily due to additions within computer equipment, website development, and leasehold improvements.

	Nine Months ended September 30,		% increase (decrease)
	(Dollar amounts in thousands)
	2012	2011
Amortization	$4,203	$5,006	(16.0)%
% of total revenues	1.8%	2.9%
Depreciation	$1,975	$1,331	48.4%
% of total revenues	0.9%	0.8%
Total depreciation and amortization	$6,178	$6,337	(2.5)%
% of total revenues	2.7%	3.7%

Depreciation and amortization decreased $0.2 million during the nine months ended September 30, 2012 compared to the same period in 2011. Amortization decreased by $0.8 million, which is primarily due to a $2.1 million decrease in tradename amortization related to the discontinuation of our SideStep brand, partially offset by a $1.2 million increase in technology amortization due to the acceleration of amortization of swoodoo's technology. Depreciation increased by $0.6 million, primarily due to additions within computer equipment, website development, and leasehold improvements.

Impairment of intangible assets

In January 2011, we determined that we would no longer support two brand names and URLs in the United States and decided to migrate all traffic from SideStep to KAYAK.com, resulting in a $15.0 million impairment charge for the nine months ended September 30, 2011.

Other income (expense)

For the three and nine months ended September 30, 2012, we recorded a loss of $0.8 million and $1.5 million as compared to a loss of $0.4 million and a gain of $0.5 million for the same period in 2011. The decrease for the three months ended is primarily due to an increase in the mark to market expense related to warrants. The decrease for the nine months ended is primarily related to the end of our obligation to buy back shares of common stock issued as part of the swoodoo acquisition

Income tax expense (benefit)

Our effective tax rate was 43.8% and 43.0% for the three months ended September 30, 2012 and 2011, respectively. For the three months ended September 30, 2012, the effective rate was higher than the statutory rate primarily due to state taxes, losses in Europe for which no benefit was recognized and disallowed stock compensation expense for incentive stock options, offset by federal and state research credits. For the three months ended September 30, 2011, the effective tax rate was higher than the statutory rate primarily due to state taxes and disallowed stock compensation expense for incentive stock options.
The projected effective tax rate for 2012 is higher than the statutory rate due to state taxes, losses in Europe for which no benefit was recognized and the disallowance of a portion of stock compensation expense related to incentive stock options offset by federal and state research credits.  In 2011, the full year effective tax rate of 40.8% was higher than the statutory rate primarily due to state taxes and the disallowance of stock compensation expense related to incentive stock options.

Quarterly Financial Data/Seasonality

The following table presents unaudited consolidated financial data for the trailing eight quarters ended September 30, 2012. The operating results are not necessarily indicative of the results for any subsequent quarter.

	2010 Quarter ended	2011 Quarters ended				2012 Quarters ended
	Dec 31	Mar 31	June 30	Sept 30	Dec 31	Mar 31	June 30	Sept 30
Revenues	$42,418	$52,674	$56,753	$61,160	$53,947	$73,338	$76,938	$78,604
Cost of revenues (excludes depreciation and amortization)	4,000	4,945	4,684	4,151	4,818	5,185	4,807	4,908
Selling, general, and administrative
Marketing	22,582	28,457	30,025	28,935	23,601	41,249	39,409	40,042
Personnel	8,777	10,039	9,800	10,286	10,660	11,913	11,306	12,393
Other general and administrative expenses	3,436	4,217	4,164	3,196	4,823	4,832	3,615	4,256
Total selling, general and administrative expenses (excludes depreciation and amortization)	34,795	42,713	43,989	42,417	39,084	57,994	54,330	56,691
Depreciation and amortization	1,898	2,061	2,341	1,935	2,149	2,050	2,050	2,078
Impairment of intangible assets	—	14,980	—	—	—	—	—
Income (loss) from operations	$1,725	$(12,025)	$5,739	$12,657	$7,896	$8,109	$15,751	$14,927

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

As of September 30, 2012, we had cash and cash equivalents and marketable securities of $178.4 million. Included in this amount is $0.5 million of cash held by foreign subsidiaries that is not available to fund domestic operations and obligations without paying taxes upon its repatriation. We also have not recorded U.S. income and foreign withholding taxes on the earnings of our foreign subsidiaries at September 30, 2012, because we intend to permanently reinvest those earnings.

On July 25, 2012, we completed our IPO which generated $94.2 million after deducting underwriting discounts and commissions and other issuance costs incurred for the sale of our common stock. In addition, in connection with our IPO, certain eligible stockholders elected to purchase shares of our Class A common stock for $6.0 million. We believe that cash from operations and our IPO, together with our cash and short-term investment balance are sufficient to meet our ongoing capital expenditures, working capital requirements and other capital needs for at least the next twelve months.

Our liquidity could be negatively affected by a decrease in demand for our products and services. In addition, we may make acquisitions complementary to our business and may need to raise additional capital through future debt or equity financing to provide for greater flexibility to fund any such acquisitions. Additional financing may not be available at all or on terms favorable to us.

The following table presents cash flow information for the stated periods and includes the net cash received from our IPO, which was completed on July 25, 2012:

	Nine Months Ended September 30 (unaudited)
	2012	2011

Cash flows from operating activities	$31,680	$27,015
Cash flows from investing activities	837	(35,414)
Cash flows from financing activities	102,775	891

Cash flows from operating activities

Cash flows from operating activities were $31.7 million for the nine months ended September 30, 2012 as compared to cash flows from operating activities of $27.0 million for the nine months ended September 30, 2011. Net income was $19.4 million and $3.8 million for the nine months ended September 30, 2012 and 2011, respectively. Non-cash charges decreased by $5.1 million in the first nine months of 2012 compared to the first nine months of 2011 due to an impairment of $15.0 million partially offset by $7.7 million in deferred taxes. Cash used for working capital was $1.9 million for the first nine months of 2012 as compared to cash used for working capital of $3.9 million in the first nine months of 2011. The decrease is due to the timing of receipts from customers and payment to vendors.

Cash flows from investing activities

Cash from investing activities was $0.8 million for the nine months ended September 30, 2012 compared to cash used in investing activities of $35.4 million for the same period in 2011. The decrease in cash used in investing activities is primarily due to the net decrease in the purchase and maturities of marketable securities of $13.2 million from 2012 to 2011. The first nine months of 2011 also included $9.2 million in cash used for the purchase of JaBo Software a leading Austrian travel search company and $13.2 million used to repurchase shares related to our acquisition of swoodoo in 2010.

Cash flows from financing activities

Cash from financing activities was $102.8 million for the nine months ended September 30, 2012 compared to cash from financing activities of $0.9 million for the same period in 2011. The increase is primarily related to the proceeds, net of offering expenses, from our IPO of $94.2 million.

Off-Balance Sheet Obligations

We had no off-balance sheet obligations as of September 30, 2012 or December 31, 2011.

Contractual Obligations

There were no material changes in our commitments under contractual obligations, as disclosed in our prospectus filed with the SEC pursuant to Rule 424(b) on July 20, 2012.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. To do so we make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. In some cases, we could reasonably have used different accounting policies and estimates. In addition, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We describe our significant accounting policies in Note 2 of our consolidated financial statements found elsewhere in this quarterly report on Form 10-Q. We believe the following critical accounting estimates are the most significant areas of judgments and estimates used to prepare our financial statements.

Revenue Recognition

KAYAK’s services are free for travelers. We earn revenues by sending referrals to travel suppliers and OTAs after a traveler selects a specific itinerary (distribution revenues), and through advertising placements on our websites and mobile applications (advertising revenues).

Distribution Revenues

We earn distribution revenues by sending qualified leads to travel suppliers and OTAs and by facilitating bookings directly through our websites and mobile applications. After a traveler has entered a query on our website or mobile applications, reviewed the results, and decided upon a specific itinerary, we send the user directly into the travel supplier's or OTA's purchase process to complete the transaction. In many cases, users may now complete bookings with the travel supplier or OTA without leaving our websites and mobile applications. Travel suppliers and OTAs have the flexibility to pay us either when these qualified leads click on a query result at a set CPC basis, or when they purchase a travel product through us or on the travel supplier or OTA website as a CPA basis. We separately negotiate and enter into our distribution agreements, and these agreements set forth the payment terms for the applicable travel supplier or OTA

Advertising Revenues

Advertising revenues primarily come from payments for compare units, text-based sponsored links and display advertisements. A “compare unit” is an advertising placement that, if selected by a KAYAK user, launches the advertiser’s website and initiates a query based on the same travel parameters provided on the KAYAK website. The major types of advertisers on our websites consist of OTAs, third party sponsored link providers, hotels, airlines and vacation package providers. Generally, our advertisers pay us on a CPC basis, which means advertisers pay us only when someone clicks on one of their advertisements, or on a cost per thousand impression basis, or CPM. Paying on a CPM basis means that advertisers pay us based on the number of times their advertisements appear on our websites.

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

Realization of the future tax benefits depends on many factors, including our ability to continue to generate taxable income of the type necessary to support the utilization of tax attributes within the applicable carryforward period. In 2012, we recorded a valuation allowance against operating losses and deferred tax assets in Europe in the amount of $0.9 million.

We determine our provision for income taxes for interim periods using an estimate of our annual effective rate. We record any changes to the estimated annual rate in the interim period in which the change occurs, including any items discrete to the quarter. Our effective tax rate was 43.8% and 43.0% for the three months ended September 30, 2012 and 2011, respectively. For the three months ended September 30, 2012, the rate was higher than the statutory rate primarily due to state taxes, losses in Europe for which no benefit was recognized and disallowed stock compensation expense for incentive stock options, and, offset by federal and state research credits. For the three months ended September 30, 2011, the effective tax rate was higher than the statutory rate primarily due to state taxes and disallowed stock compensation expense for incentive stock options.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended, the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012, the end of the period covered by this quarterly report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in legal proceedings arising in the ordinary course of business. While we believe that the outcome of such legal matters will not have a material adverse effect on our business, claims, suits, investigations and proceedings are inherently uncertain. It is not possible to predict the ultimate outcome of such matters and our business, financial condition, results of operations or cash flows could be affected in any particular period.

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

Approximately 8% of the hotels displayed on our websites are comprised of five hotel chains. A loss of any one of these brand name hotel chains as a travel supplier, or a loss of any one of these chains as a provider of travel information to OTAs, could have a negative impact on our business, results of operations and financial condition.

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

During the nine months ended September 30, 2012, our top ten travel suppliers and OTAs accounted for approximately 65% of our total revenues. In particular, for the nine months ended September 30, 2012, Expedia and its affiliates, including its Hotels.com and Hotwire subsidiaries, accounted for 26% of our total revenues. Also during this period, Priceline and Orbitz and its affiliates, including its CheapTickets, HotelClub and ebookers subsidiaries, accounted for 10% and 8% respectively of our total revenues. If our relationship with any of our top travel suppliers or OTAs were to end or otherwise be materially reduced, our revenues and operating results could experience significant decline.

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

We license faring engine software from ITA Software, Inc., or ITA, under an agreement which expires on December 31, 2013. This faring engine software directly provided approximately 26% of our overall airfare query results for the first nine months of 2012. Additionally, 10% of our overall airfare query results during such period were obtained from other sources which, in turn, utilized the ITA faring engine software. We have invested significant time and resources to develop proprietary software and practices to optimize the output from ITA’s software for our websites and mobile applications. In addition, we believe that alternative faring engine solutions currently do not provide the level of comprehensiveness and accuracy that ITA’s software provides.

Airline travel queries accounted for approximately 85% of the queries performed on our websites and mobile applications for the nine months ended September 30, 2012, and distribution revenues from airline queries represented approximately 22% of our revenues for the nine months ended September 30, 2012. We anticipate domestic airfare queries will continue to represent a significant portion of our overall queries for the foreseeable future. Thus, a loss of access to ITA’s software or enhancements or improvements to the software, or an adverse change in our costs associated with use of the ITA software, could have a significant negative effect on the comprehensiveness and/or speed of our query results, and on our revenues and operating results. Moreover, we believe that a significant number of travelers who use our websites and mobile applications for our non-air travel services first come to our site to conduct queries for airfare, and accordingly a loss, disruption or other negative impact on our airfare query results could also result in a significant decline in the use of, and financial performance of, our query services for non-air travel queries.

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

We use Internet search engines, principally through the purchase of travel-related keywords, to generate traffic to our websites. The purchase of travel-related keywords consists of anticipating what words and terms consumers will use to search for travel on general search engines and then bidding on those words and terms in the applicable search engine’s auction system. We bid against other advertisers for preferred placement on the applicable general search engine’s results page. Approximately 11% of our user queries during the nine months ended September 30, 2012, resulted from searches initially entered on general search engine websites. Search engines, such as Google, frequently update and change the logic which determines the placement and ordering of results of a user’s search, which may reduce the effectiveness of the keywords we have purchased. If a major search engine, such as Google, changes its algorithms in a manner that negatively affects the search engine ranking of our websites, or changes its pricing, operating or competitive dynamics to our disadvantage, our business, results of operations and financial condition could be adversely affected. We also rely to a certain extent on advertisements that we place on websites other than general search engines. Approximately 7% of our user queries during the nine months ended September 30, 2012 resulted from these traffic-generating arrangements. A loss of one or more of these traffic-generating arrangements as an advertising channel could result in fewer people using our services.

We have limited international experience and may be limited in our ability to expand into international markets, which could result in significant costs to us and a limitation on our ability to achieve future financial growth.

We operate websites in 18 countries, and we generated approximately 20% of our net revenues for the nine months ended September 30, 2012 from our international operations. With the exception of our managing director for Europe, our senior management team is located in the U.S. and has limited international experience. We believe that international expansion will be important to our future growth, and therefore we currently expect that our international operations will increase. As our international operations expand, we will face increasing risks resulting from operations in multiple countries, including:

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

We have rapidly and significantly expanded our operations and anticipate expanding further to pursue our growth strategy. Our workforce worldwide has grown from fewer than 35 employees in 2006 to 193 employees and approximately 67 contractors as of September 30, 2012. Such expansion increases the complexity of our business and places a significant strain on our management, operations, technical performance, financial resources and internal control over financial reporting functions.

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

Risks Relating to the Acquisition by priceline.com Incorporated

The proposed transaction with Priceline presents numerous risks to our operations and failure to complete the transaction could have a material adverse effect on our business, price of our common stock and financial results.

            Our proposed transaction with Priceline is subject to numerous conditions including (i) stockholder approval, (ii) the effectiveness of a Form S-4 registration statement to be filed by Priceline, (iii) regulatory clearances, including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and (iv) other customary closing conditions.  Our efforts to meet these closing conditions could require substantial time and resources by our management team, which could otherwise have been devoted to other opportunities that may have been beneficial to us as an independent company.  In addition, if the acquisition is not completed, we may be subject to a termination fee of $52.7 million and could experience negative reactions from the financial markets and from our customers and employees. We also could be subject to litigation related to any failure to complete the transaction or to enforcement proceedings commenced against us to perform our respective obligations under the Merger Agreement. If the transaction is not completed, we cannot assure stockholders that these risks will not materialize and will not materially affect our business, financial results and stock price.

The market price of Priceline common stock may be affected by factors different from those affecting the market price for our Class A common stock.

            Our business differs from that of Priceline and, accordingly, the results of operations for the combined company may be affected by factors different from those currently affecting the results of operations of KAYAK. Additionally, following completion of the transaction our customers may choose to no longer advertise with us which could have a material adverse effect on our operations. As a result, the market price for Priceline common stock may be impacted differently in the future and could vary significantly from the market price of our Class A common stock.  Furthermore, since the consideration paid by Priceline in the transaction will in part be comprised of Priceline common stock, the number of shares of Priceline common stock issued to our stockholders in the transaction is subject to change based on the value of Priceline’s common stock.

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

Sales of substantial amounts of our Class A common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our Class A common stock and could impair our ability to raise capital through the sale of additional shares. As of November 8, 2012, we had approximately 4,587,563 shares of Class A common stock outstanding, and approximately 33,973,149 shares of Class B common stock outstanding, all of which are convertible into shares of Class A common stock. The 4,025,000 shares of Class A common stock sold in our initial public offering are freely tradable without restriction under the Securities Act. With the exception of shares issued pursuant to our equity incentive plans, shares of our Class A common stock that may be held or acquired by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, will be restricted securities under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available.

KAYAK, each of our officers, directors and substantially all of our stockholders existing before our IPO have agreed with the underwriters, subject to certain exceptions, not to dispose of or hedge any of the shares of our Class A and Class B common stock or securities convertible into or exchangeable for shares of our Class A and Class B common stock during the period July 19, 2012 and continuing for 180 days thereafter, without the prior written consent of Morgan Stanley & Co. LLC. Collectively, the holders of our securities subject to these restrictions own approximately 33,798,047 shares of our Class B common stock and 550,120 shares of our Class A common stock, representing approximately 89% of our outstanding common stock as of November 8, 2012. All of our shares of Class A common stock outstanding, and all of our shares of Class A common stock issuable upon conversion of the shares of Class B common stock outstanding, may be sold in the public market by existing stockholders 180 days after July 19, 2012, subject to applicable volume and other limitations imposed under federal securities laws and company imposed "black-out" periods applicable to our employees and directors. Sales by our stockholders existing prior to our IPO of a substantial number of shares in the public market, or the threat of a substantial sale, could cause the market price of our Class A common stock to decrease significantly. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our Class A common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our Class A common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of November 8, 2012 our officer and directors and their affiliated entities together beneficially owned approximately 70.4% of our Class A and Class B common stock, representing approximately 77.9% of the voting power of our outstanding capital stock, assuming the exercise of options, warrants and other common stock equivalents which are currently exercisable, and exercisable within 60 days, and held by these stockholders. In addition, because of this dual class structure, our executive officers, directors and their affiliated entities will continue to be able to control all matters submitted to our stockholders for approval even if they come to own less than 50% of the outstanding shares of our common stock. As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in our control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

During the period between July 1, 2012 and September 30, 2012, we granted options to purchase 1,300,000 shares of our common stock under our Third Amended and Restated 2005 Equity Incentive Plan. These options vest with respect to 25% on the first anniversary of the vesting start date, with the remainder vesting in 36 equal monthly installments.

During the period between July 1, 2012 and September 30, 2012, an aggregate of 39,477 shares of our Class B common stock were issued upon exercise of outstanding stock options, with exercise prices ranging from $13.00 to $16.50 per share. All such shares were issued under our Third Amended and Restated 2005 Equity Incentive Plan. Also during this period, we issued on a net basis 22,881 and 23,269 shares of of Series C Preferred Stock and Series D Preferred Stock upon exercise of outstanding warrants at an exercise price of $2.983 and $20.727 per share, respectively. These shares automatically converted into shares of Class B common stock upon consummation of our IPO. The exercise price for these warrant was satisfied on a net basis based on a fair market value at the time of exercise of $33.18 per share.

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

Item 5. Other Information

On November 8, 2012, we entered into a Second Amendment to Employment and Non-Competition Agreement, or the Second Amendment, with each of Daniel Stephen Hafner and Paul M. English.  These amendments set forth that the employees' performance bonus amounts and performance criteria be set annually by our board of directors or the compensation committee of the board of directors.

A copy of the Second Amendment with respect to Mr. Hafner and Mr. English is filed as Exhibit 10.1 and 10.2, respectively to this quarterly report on Form 10-Q and is incorporated herein by reference. The foregoing description of the Second Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Second Amendment.

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

10.1†**	Second Amendment to Employment and Non-Competition Agreement, dated November 7, 2012, between the Company and Daniel Stephen Hafner.
10.2†**	Second Amendment to Employment and Non-Competition Agreement, dated November 7, 2012, between the Company and Paul M. English.
31.1**	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference.

†	Indicates a management contract or compensatory arrangement.

^	Portions of this exhibit have been omitted pursuant to a confidential treatment request. This information has been filed separately with the Securities and Exchange Commission.

**	Filed herewith.

***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAYAK SOFTWARE CORPORATION

Date: November 13, 2012	By:	/s/ Daniel Stephen Hafner
	Name:	Daniel Stephen Hafner
	Title:	Chief Executive Officer and Director