Form 10-K
period 2012-12-31
KAYAK Software Corp
filed 2013-03-29
CIK 1312928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 001-35604

KAYAK SOFTWARE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	54-2139807
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
55 North Water Street, Suite 1
Norwalk, CT 06854
(Address of principal executive offices, including zip code)
(203) 899-3100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock, par value $0.001 per share	The NASDAQ Global Select Market
(Title of Class)	(Name of each exchange on which registered)
Securities registered pursuant to section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2012, the last business day of the registrant’s most recently completed second quarter, there was no established public market for the registrant’s common stock. The registrant’s Class A common stock began trading on the NASDAQ Global Select Market on July 20, 2012. As of December 31, 2012, the aggregate value of the registrants Class A common stock and Class B common stock held by non-affiliates was approximately $330 million.
On March 22, 2013, the registrant had 8,802,371 shares of Class A common stock and 30,170,847 shares of Class B common stock outstanding.

KAYAK SOFTWARE CORPORATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements that are based on our management's beliefs and assumptions and on information currently available to our management. The statements contained in this annual report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “positioned,” “predict,” “should,” “target,” “will,” “would” and other similar expressions or words that convey uncertainty of future events or outcomes to identify these forward-looking statements. These statements include our expectations regarding the closing of the merger with priceline.com Incorporated; our belief that as our number of users increases that we will not incur significant additional costs; our belief that our hosting facilities are suitable for our needs; our belief that continued investments in marketing is important; our belief that our brand marketing costs are relatively fixed; our belief that online travel agents and travel suppliers will direct advertising dollars to websites offering the greatest returns; our expectation that we could become subject to DOT regulations; our expectation of results on our broad-reach marketing campaigns; our belief that our success is a result of our senior management team and engineers; our belief that our current and planned space is suitable for our needs; our belief that public domain technologies are suitable for our needs; our belief that traffic will increase on our websites and mobile applications; our expectation to continue to invest in brand marketing and the results that it brings; our belief that our acquisitions in Europe have strengthened our presence there; our plan to continue to invest internationally; our expectation that revenues from international operations will increase faster than U.S. operations; our belief that mobile applications will grow in popularity; our belief that over time mobile applications will contribute meaningful revenues to our business; our belief that our marketing investments are primary contributors to our growth; our intent to permanently reinvest foreign earnings; our belief that our cash from operations and our IPO are sufficient for our operating needs; our belief that we may make additional acquisitions and may need additional financing; our beliefs regarding significant accounting judgments; our beliefs regarding the fair value of our reporting units; our expectations regarding the closing of our merger with priceline.com Incorporated; our belief in the credit rating of our marketable securities; our belief regarding the collection of client accounts; our expectation that income taxes could differ from estimates; our beliefs regarding foreign net operating losses; our belief that we have adequate reserves for uncertain tax positions; our inability to estimate damages with respect to certain litigation; our belief that our patents help protect our business; our belief that patent applications may not be approved and that patents may be challenged; the seasonality of our business due to high travel seasons, the effect of past results on future results; our ability to attract advertisers by offering advertisements on a cost per click or cost per view basis; our software and website development costs; the impact of a loss or disruption in our airfare query results on non-air travel queries; our ability to estimate future commitments; our methodology for valuing stock options; our ability to remain an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012; and our foreign exchange and interest rate risk and our ability to hedge these risks. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Factors that may cause such differences include, but are not limited to, the risks described under “Risk Factors” in this Form 10-K.

Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management's beliefs and assumptions only as of the date of this annual report on Form 10-K. You should read this annual report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

Item 1. Business

We are a technology-driven company committed to improving online travel. Cofounders of Expedia, Travelocity and Orbitz started KAYAK in 2004 to take a better approach to finding travel online. Our websites and mobile applications enable people to easily research and compare accurate and relevant information from hundreds of other travel websites in one comprehensive, fast and intuitive display. We also provide multiple filtering and sorting options, travel management tools and services such as flight status updates, pricing alerts and itinerary management. Once users find their desired flight, hotel or other travel products, we send them to their preferred travel supplier or online travel agency, or OTA, to complete their purchase, and in many cases, users may now complete bookings directly through our websites and mobile applications.

        KAYAK's services are free for travelers. We offer travel suppliers and OTAs an efficient channel to sell their products and services to a highly targeted audience focused on purchasing travel. We earn revenues by sending referrals to travel suppliers and OTAs and from a variety of advertising placements on our websites and mobile applications.

        Since our commercial launch in 2005, KAYAK has experienced significant growth:

•	For the year ended December 31, 2012, we generated $292.7 million of revenues, representing growth of 30.4% over the year ended December 31, 2011.

•
For the year ended December 31, 2012, we generated income from operations of $39.8 million as compared to $14.3 million for the year ended December 31, 2011. After adjusting for a $15.0 million impairment charge related to KAYAK's decision to stop supporting the SideStep brand name in 2011, operating income for the year ended December 31, 2012 increased by 36.2% over the same period in 2011;

•
For the year ended December 31, 2012, we had Adjusted EBITDA of $65.8 million representing growth of 31.2% over the year ended December 31, 2011. Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization, or Adjusted EBITDA, is a non-generally accepted accounting principle metric used by management to measure our operating performance. See “—Adjusted EBITDA Reconciliation” in Item 6. Selected Financial Data for an additional description of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to income from operations.

•	For the year ended December 31, 2012, we processed 1.2 billion user queries for travel information, representing growth of 32.6% over the year ended December 31, 2011.

•
KAYAK mobile applications have been downloaded over 24 million times since their introduction in March 2009. For the year ended December 31, 2012, we had approximately 11 million downloads, representing growth of 49.0% over the year ended December 31, 2011.

As of March 22, 2013, we had 205 employees, and we had local websites in 18 countries, including U.S., Germany, Spain, the United Kingdom, Austria, France and Italy.

KAYAK Brands—KAYAK, swoodoo and checkfelix.com

        We operate our websites and mobile applications under three brands: KAYAK, swoodoo and checkfelix.com. Each of these brands provides the same core set of free services including flight, hotel and other travel search, flight status updates, pricing alerts and itinerary management.

        We use the KAYAK brand across multiple platforms including: KAYAK.com; local websites in 18 countries including the United States; a mobile website, m.KAYAK.com; and the KAYAK mobile smartphone applications currently available on the iPhone, iPad, Android, Windows Phone 7 and 8 and other platforms. KAYAK branded websites and mobile applications account for most of our query volume, and we will focus our future growth efforts on building the KAYAK brand in the United States and in key international markets and growing the swoodoo brand in Germany.

        The SideStep brand, which we acquired in December 2007, was used for our sidestep.com website. In January 2011, we determined that we would not support two brand names and URLs in the United States and began redirecting traffic from sidestep.com to KAYAK.com. The swoodoo brand, which we acquired in May 2010, is used for the swoodoo.com website and the related mobile travel application, which is a leading travel search platform in Germany. In April 2011, we acquired JaBo Vertrieb-und Entwicklung GmbH, or JaBo Software, which supported the checkfelix.com brand. Checkfelix.com is a leading travel search platform in Austria.

Priceline.com Transaction

On November 8, 2012, we entered into an Agreement and Plan of Merger, or Merger Agreement, to be acquired by priceline.com Incorporated, or priceline.com.  Under the terms of the Merger Agreement, we will merge with and into a wholly owned subsidiary of priceline.com.

At the effective time of the merger, each share of our Class A common stock and Class B common stock issued and outstanding immediately prior to the effective time will, at the election of the holder and subject to proration and other adjustments as set forth in the Merger Agreement, be converted into the right to receive either (i) $40.00 per share of Class A common stock and Class B common stock or (ii) a fraction of a share of priceline.com common stock.  The number of shares of priceline.com common stock issued in consideration for the Class A common stock and Class B common stock will be based upon a formula as set forth in the Merger Agreement.

The merger was unanimously approved by our board of directors and was subsequently approved by our stockholders at a special meeting of stockholders on March 4, 2013. We expect that the closing of the merger will take place once the remaining conditions to closing, including the receipt of all required regulatory approvals, have been satisfied.

KAYAK's Distribution and Advertising Platform

        Our services are free for travelers. We earn revenues by sending referrals to travel suppliers and OTAs after a traveler selects a specific itinerary (distribution revenues), and through advertising placements on our websites and mobile applications (advertising revenues).

Distribution Revenues

        We receive distribution revenues by sending qualified leads to travel suppliers and OTAs and by facilitating bookings directly through our websites and mobile applications. After a traveler has entered a query on our website or mobile applications, reviewed the results, and decided upon a specific itinerary, we send the user directly into the travel supplier's or OTA's purchase process to complete the transaction. In many cases, users may now complete bookings with the travel supplier or OTA without leaving our websites and mobile applications. Travel suppliers and OTAs have the flexibility to pay us either when these qualified leads click on a query result at a set cost per click, or CPC basis, or when they purchase a travel product through KAYAK or on the travel supplier or OTA website, which is referred to as cost per acquisition, or CPA, basis. We separately negotiate and enter into distribution agreements, and these agreements set forth the payment terms for the applicable travel supplier or OTA.

Advertising Revenues

        Advertising revenues primarily come from payments for compare units, text-based sponsored links and display advertisements. A "compare unit" is an advertising placement that, if selected by a KAYAK user, launches the advertiser's website and initiates a query based on the same travel parameters provided on our website. The major types of advertisers on our websites consist of OTAs, third party sponsored link providers, hotels, airlines and vacation package providers. Generally, our advertisers pay us on a CPC basis, which means advertisers pay only when someone clicks on one of their advertisements, or on a cost per thousand impression basis, or CPM. Paying on a CPM basis means that advertisers pay us based on the number of times their advertisements appear on our websites or mobile applications.

        We have a proprietary advertising platform called the KAYAK Network, or KN. KN allows advertisers to target the placement and message of their advertisements to the search parameters entered by a traveler, such as the traveler's origin, destination and desired travel dates. This technology allows advertisers to target their advertisements better, create more effective messages and to transfer people to their websites more efficiently. Our platform allows advertisers to limit placements to instances when the advertiser has an offer that is relevant to a traveler's query. For example, an airline can ensure it only advertises when a traveler searches for a route offered by such airline, and a hotelier can ensure it only advertises to travelers who have searched for dates when the hotelier has low occupancy. We also enable advertisers to use a traveler's search parameters to dynamically create targeted messages, and after the traveler clicks on an advertisement, we can pass the same search information through to the advertiser, thus increasing the likelihood of a purchase on their website.

Concentration of Customers

        During the year ended December 31, 2012, our top ten travel suppliers and OTAs accounted for approximately 63% of our total revenues. In particular, for the year ended December 31, 2012, Expedia and its affiliates, including its Hotels.com and Hotwire subsidiaries, accounted for 26% of our total revenues. Also during this period, priceline.com and its affiliates, including Booking.com, rentalcars.com and Agoda, and Orbitz and its affiliates, including its CheapTickets, HotelClub and ebookers subsidiaries, accounted for 10% and 7%, respectively of our total revenues.

        For the years ended December 31, 2012, 2011 and 2010, our revenues attributable to operations in the United States were $232.1 million, $184.4 million and $154.7 million, respectively. This revenue comprised 79%, 82% and 91%, respectively, of our total revenue during those periods.

Technology and Infrastructure

        KAYAK is a technology-driven company. Our technology platform powers our websites and mobile applications by rapidly searching through the complex and fragmented range of travel industry data and presenting comprehensive and relevant travel query results to the user in a clear and intuitive manner.

Search Capabilities

        Our software and systems have been designed from inception to handle significant growth in users and queries, without requiring significant re-engineering or major capital expenditures. During 2012, we received and processed 1.2 billion user queries for travel information.

        When a travel query is entered on one of our websites or mobile applications, our technology platform analyzes the travel parameters, determines which websites and other travel databases have relevant travel information and then queries those multiple sources in parallel. Many of those sources operate with differing protocols, and therefore return results in slightly different ways and in differing time frames. Our platform gathers, prioritizes and standardizes this travel data. Our proprietary software then detects and eliminates inaccurate prices or results in this data, and the ranking software then determines which results are likely to be the most relevant and useful to the user. Our technology platform completes these processes and returns a comprehensive and relevant set of results within moments of receiving the travel query from the user.

Website Design and Hosting

        Reliability, speed and integrity are important to us. We designed our websites and mobile applications using a combination of our own proprietary software and a variety of open source or other public domain technologies. Where appropriate, we have chosen to use public domain technologies to develop and maintain our websites and mobile applications because we believe they are widely used and well proven by the engineering community and end-users, and, therefore, offer a reliable and efficient development environment and infrastructure. Such technologies also enable us to provide our users with a stable web or mobile experience and are often free. Our limited and selective use of commercially available software means that as we continue to grow the number of users that visit our websites and download our mobile applications, we do not incur significant additional software costs or software licensing fees.

        Our websites are hosted on hardware and software located at third-party facilities in Somerville, Massachusetts, Freiburg, Germany, and Zurich, Switzerland. We also use content delivery networks and third-party domain name system, or DNS, services to optimize routing and increase the speed of our website pages. We are committed to ensuring that our websites are highly available. Our use of multiple secured hosting facilities provides us with power redundancy and expandable and redundant bandwidth, and we believe these facilities are well suited to fit our current and planned business needs.

Mobile Applications and Platforms

        KAYAK offers mobile applications for the iPhone, iPad, Android, Windows Phone 7 and 8 and other platforms. These applications combine the speed and comprehensiveness found in KAYAK's website experience with the convenience and portability offered by today's smartphones and tablets. To enhance the mobile experience, KAYAK has also implemented mobile-specific functionality in these applications, such as currency conversion, visual flight status, airport guides, offline travel itineraries and location-based features.

        As some smartphone users prefer to use the web browser on their phones rather than download a separate application, we also offer a mobile-optimized website. These users are automatically redirected to m.KAYAK.com, where we provide an "application-like" experience, including a streamlined interface, touch screen functionality and assisted input based on the user's location.

Focus on Innovation

        We strive to continually improve the user-experience on our websites and mobile applications. For example, we routinely work to improve our software and algorithms to further reduce the time required to return query results. We review the feature sets and design of our websites and mobile applications on a regular basis to identify areas for improvement. To aid in our review, we conduct regular formal usability testing, focus groups and comparison testing of new features. We release new code to our websites on a nearly weekly basis. Some examples of our past innovations include a user interface capable of updating page elements without reloading the entire page and "sliding bars" and other tools to filter query results based on relevant criteria, such as specific departure and arrival times for flights.

        Certain costs to develop internal use computer software are capitalized because these costs are expected to be recoverable, while costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred. We capitalized software and website development costs of $1.1 million, $1.0 million and $1.4 million during the years ended December 31, 2012, 2011 and 2010, respectively.

Intellectual Property

        Our intellectual property, including patents, trademarks, copyrights and trade secrets are an important component of our business. We also rely on confidentiality procedures and contractual provisions to protect our proprietary technology and our brands. In addition, we enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties.

        Our registered trademarks include: KAYAK, KAYAK.com, KAYAK Network, Search One and Done, SideStep, checkfelix.com and swoodoo. All of these trademarks, other than swoodoo and checkfelix.com, are registered in the U.S. and many of them are also registered in other jurisdictions.

        We have ten issued U.S. patents and eleven U.S. patent applications for various aspects of our technology. The patents expire at various dates between March 2021 and October 2026.

Marketing

        We believe that continued investment in marketing is important to attracting new users to our websites and mobile applications. We balance our marketing investments between brand marketing campaigns designed to grow brand awareness and consideration and online marketing investments designed to efficiently target customers who are actively planning travel purchases.

Brand Marketing

        To grow brand awareness, we advertise in broad reach media, including television, outdoor and online display media. During the year ended 2012, we spent $75.0 million on KAYAK, swoodoo and checkfelix brand marketing. We measure the return on investment of our brand marketing through online brand tracking studies and self-directed query growth. We view the costs of our offline brand marketing campaign as relatively fixed once we have reached a meaningful share or voice in a country, and believe that as our revenues grow these costs will decrease as a percentage of our total revenues.

Online Marketing

        We also market our services and acquire traffic to our websites by purchasing travel-related keywords from general search engines and through other online marketing channels. The purchase of travel-related keywords consists of anticipating what words and terms consumers will use to search for travel on general search engines and then bidding on those words and terms in the applicable search engine's auction system. As a result, we bid against other advertisers for preferred placement on the applicable general search engine's results page. We spent $72.7 million on online marketing during 2012.

Strategic Relationships

        In an effort to continue to grow our business and offer exceptional services to our users, we enter into strategic relationships with travel suppliers, OTAs, general search engines and travel technology companies. Our strategic relationships include the following:

Orbitz Worldwide, Inc.

        We have maintained a strategic relationship with Orbitz Worldwide, Inc., or Orbitz, since 2004. Under the terms of our current long-term agreement, which we entered into in April 2009 and subsequently amended, Orbitz provides us with access to its travel information and pays us for any transactions we send to one of its websites. In return, we provide exclusivity to Orbitz relating to the display of certain core query results. This agreement expires December 31, 2013.

Google Inc.

        We have maintained a strategic relationship with Google, Inc., or Google, since 2004. Under the terms of the current long-term agreement, which was entered into in December 2004, and subsequently amended, Google provides us with sponsored link advertisements that, in addition to our own advertisements, are placed throughout the KAYAK websites at locations we determine. Google and KAYAK share the revenues that are generated from these advertisements. Our agreement with Google expires October 31, 2014.

ITA Software, Inc.

        In March 2005, we entered into an agreement to license faring engine software from ITA. This faring engine software provides airfare content that is used in a majority of our domestic flight query results and to supplement our international flight query results. This agreement expires December 31, 2013.

Amadeus.

        In 2006 we entered into an agreement to license faring engine software from Amadeus. In June 2012 this agreement was expanded and the Amadeus faring engine software now provides airfare content that is used in a majority of our international flight query results and to supplement our domestic flight query results. This agreement expires December 31, 2017.

Other Relationships

        In addition, our commercial relationships include agreements with over 300 travel suppliers, OTAs and technology providers. These relationships provide us with access to travel information, booking, fulfillment and customer service solutions as well as distribution and advertising revenue, and are established and managed by our Business Development, Advertising Sales and Account Management teams. Our Business Development team negotiates agreements with travel suppliers, OTAs and technology providers for access to their travel content, for payment from distribution-related referrals and for content delivery, booking, fulfillment and customer service solutions. This team is focused on contract negotiation and relationship management. Our Advertising Sales team calls on travel suppliers, OTAs and their advertising agencies and negotiates advertising insertion orders for placements throughout our websites and mobile applications. Our Account Management team works with travel suppliers and OTAs to implement advertising campaigns and optimize spend.

        These other significant relationships include:

        OTAs:    Airfare.com, airline-direct.de, Expedia (including Hotwire, Hotels.com and CarRentals.com), Fareportal, Getaroom, priceline.com (including Booking.com, rentalcars.com and Agoda), ODIGEO (including Opodo and eDreams), Travelocity, Travel Holdings (including Easy Click Travel and Tourico Holidays) and Travix (which manages a portfolio of travel-focused websites, including Vayama and EasyToBook.com);

        Airlines:    Air Canada, airberlin, AirTran Airways, Alaska Airlines, American Airlines, BravoFly, British Airways, Delta Air Lines, easyJet Airline, Lufthansa Airlines, United Air Lines, Virgin America and Virgin Atlantic;

        Hotels:    Best Western, Choice Hotels, Harrah's Entertainment, Hyatt Hotels and Resorts, InterContinental Hotels Group, La Quinta Inn & Suites, Marriott, Starwood Hotels and Wyndham;

        Rental Cars:    Alamo Rent A Car, Auto Europe, Avis Budget Group, Enterprise Rent-A-Car, Hertz Rent-a-Car and National Car Rental; and

        Technology Providers:    DoubleClick, IAN, Pegasus, SynXis, TravelClick, TRX and World Choice Travel.

Competition

        We operate in the highly competitive online travel category. We compete both to attract users to our websites and mobile applications and to attract travel suppliers and OTAs to participate in our query results and purchase advertising placements on our websites.

Competition for Users

        In our efforts to attract and retain users, we compete with travel suppliers, OTAs, search engines and other travel information and research websites. Our major competitors include general search engines such as Google and Bing, OTAs such as Expedia and Orbitz and other travel information sites such as TripAdvisor and Trivago. In addition, airlines, hotels and other travel suppliers are increasingly focused on attracting users directly to their own websites.

Competition for Advertisers

        While we compete with travel suppliers and OTAs to bring users directly to our websites, such parties also advertise on our websites and mobile applications. This means that we compete with search engines, OTAs and traditional offline advertising sources such as TV and print media for travel supplier advertising dollars. We also compete with search engines and offline media sources for advertising from OTAs that look to market their services to travelers. We believe that travel suppliers and OTAs will direct their advertising dollars to the websites, mobile applications and offline media sources that offer the highest return on investment.

Employees

        As of March 22, 2013, we had 205 employees, consisting of 161 in the U.S., 30 in Zurich, 7 in Germany and 7 in England. Of those employees, 114 are on our engineering and development team. As of March 22, 2013, we also had an arrangement with an outsourced engineering team in Lithuania that provides it with approximately 35 contractors for engineering and development functions, a team of 26 contractors in Pakistan who provide engineering, data analysis and data operator functions, 4 contractors in India that assist with invoicing activities, 5 contractors serving various functions in Europe and Russia, and 1 contractor in the United States.

        We consider our relationships with our employees to be good. None of our employees are covered by a collective bargaining agreement.

Government Regulation

        Laws and regulations applying to businesses generally and to businesses operating on the Internet affect us. As the growth in Internet commerce continues, the number of laws and regulations specific to operating on the Internet is increasing and includes areas such as privacy, content, advertising, and information security. Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership and infringement, obscenity, libel and personal privacy is uncertain and evolving.

Air Transportation Advertising

        Our travel suppliers and advertisers are subject to laws and regulations relating to the sale of travel, including regulations and standards promulgated by the Department of Transportation, which we refer to as the DOT, related to the advertising and sale of air transportation. We do not sell or book air transportation, and, therefore, are not positioned similarly to the entities (such as air carriers and ticket agents) that are usually understood to fall within the scope of the DOT's regulations and standards. Nevertheless, we intend to ensure that any content created by us is consistent with the DOT's regulations and standards, and we seek representations of compliance from our travel suppliers and advertisers for content provided to or promoted by us. To the extent we expand our business model in the air transportation area, it could be subject to DOT oversight.

Geographic Areas

We operate websites in 18 countries, see Item 15 of Part IV, “Exhibits and Financial Statement Schedules —Note 18—Information about Geographic Areas” for additional description of our revenue from international operations.

 Item 1A. Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our condensed consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the trading price of our Class A common stock could decline, and you could lose part or all of your investment.

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

Recently, there have been a number of airline mergers, including the 2008 merger between Delta Air Lines and Northwest Airlines, the 2010 merger between United Airlines and Continental Airlines, the 2011 merger of AirTran Airlines and Southwest Airlines and the proposed merger of American Airlines and US Airways. If one of our airline travel suppliers merges or consolidates with, or is acquired by, another company with which we do not have a relationship, we may lose that airline as a participant in our query results or as an advertiser. We could also lose an airline’s participation in the event of an airline bankruptcy.

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

During the year ended December 31, 2012, our top ten travel suppliers and OTAs accounted for approximately 63% of our total revenues. In particular, for the year ended December 31, 2012, Expedia and its affiliates, including its Hotels.com and Hotwire subsidiaries, accounted for 26% of our total revenues. Also during this period, priceline.com and its affiliates, including Booking.com, rentalcars.com and Agoda, and Orbitz and its affiliates, including its CheapTickets, HotelClub and ebookers subsidiaries, accounted for 10% and 7%, respectively of our total revenues. If our relationship with any of our top travel suppliers or OTAs were to end or otherwise be materially reduced, our revenues and operating results could experience significant decline.

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

We depend on third parties to provide our airfare query results, and a loss of one or more of these providers could limit our ability, or make it more difficult for us, to provide travelers with accurate flight information.

Airline travel queries accounted for approximately 85% of the queries performed on our websites and mobile applications for the year ended December 31, 2012, and distribution revenues from airline queries represented approximately 22% of our revenues for the year ended December 31, 2012. We anticipate domestic airfare queries will continue to represent a significant portion of our overall queries for the foreseeable future. Thus, a loss of access to airfare query results could have a significant negative effect on the comprehensiveness and/or speed of our query results, and on our revenues and operating results. Moreover, we believe that a significant number of travelers who use our websites and mobile applications for our non-air travel services first come to our site to conduct queries for airfare, and accordingly a loss, disruption or other negative impact on our airfare query results could also result in a significant decline in the use of, and financial performance of, our query services for non-air travel queries.

In the event we are not offered access to Google’s enhancements of or replacements to ITA software at competitive prices or at all, our ability to compete and operate our business effectively, and our financial performance, may be materially adversely affected.

On April 8, 2011, Google entered into a consent decree agreeing to conditions on Google’s acquisition of ITA, and Google subsequently completed its acquisition of ITA. The consent decree stated Google’s intent to offer an online travel search product and Google has since launched hotel and flight search tools and services that directly compete with the tools and services we offer. Google’s flight search offering includes significantly increased speed on return of search results and, in the future, may include other enhancements or improvements in performance of the ITA software which may not be made available to us. Although the consent decree will provide us with the right to renew our existing ITA agreement on the same terms until October 2016, if ITA or Google limit our access to the ITA software or any improvements to the software, separately develop replacement software to which they claim we are not entitled or increase the price we pay for any improvements or replacement software and we are unable to replace ITA’s software with a comparable technology, we may be unable to operate our business effectively and our financial performance may suffer.

Competition from general search engine companies could adversely affect us by reducing traffic to our website and mobile applications and by creating a competitive product that people choose over KAYAK when searching for travel online.

Large, established Internet search engines with substantial resources and expertise in developing online commerce and facilitating Internet traffic are creating, and are expected to create further, inroads into online travel, both in the U.S. and internationally. For example, in addition to its acquisition of ITA, Google has launched a travel search offering that displays hotel and airfare information and rates to travelers. Moreover, Microsoft acquired one of our competitors, Farecast.com, in 2008 and relaunched it as Bing Travel, a travel search engine which not only allows users to search for airfare and hotel reservations, but also purports to predict the best time to purchase. These initiatives appear to represent a clear intention by Google and Microsoft to appeal more directly to travel consumers and travel suppliers by providing more specific travel-related search results, which could lead to more travelers using services offered by Google or Bing instead of those offered on our websites and mobile applications. For example, Google has launched the ability for users of its website to search for hotel and airfare pricing and availability, and as Google integrates such offerings with other Google services such as Google maps and weather information, then the number of users that visit our websites and our ability to attract advertising dollars could be negatively impacted. Google or other leading search engines could choose to direct general searches on their respective websites to their own travel search service and/or materially improve search speed through hardware investments, which also could negatively impact the number of users that visit our websites and our ability to attract advertising dollars. If Google or other leading search engines are successful in offering services that directly compete with ours, we could lose traffic to our websites and mobile applications, which could have a material adverse effect on our business, results of operations and financial condition.

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

We may be unable to effectively monetize increases in travel queries performed on mobile applications which could have a negative impact on our results of operations.

Queries conducted on mobile applications accounted for 17.6% and 12.4% of our total queries for the year ended December 31, 2012 and 2011, respectively.  We estimate that revenues from mobile applications were 3.8% and 1.7% of total revenues during the year ended December 31, 2012 and 2011, respectively.  Since on average we generate less revenue for queries performed on mobile applications compared to queries performed on our websites, if we are unable to effectively monetize queries performed on mobile applications, our revenues could grow at a slower rate than if these queries were conducted on our websites.  Furthermore, if users switch from conducting searches on our websites and instead perform those queries on our mobile applications, our overall revenue could decline.

Changes in internet browser functionality could result in a decrease in our overall revenues.

We generate revenues, in part, by allowing users to compare query results from multiple websites.  These multiple website results appear on the user's  computer in the form of additional "pop-under" windows.  Recently, changes in browser functionality may either prevent or limit the ability for users to view these "pop-under" windows.  As a result, our revenue could decline since we may no longer be able to offer this feature to our users.

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

We use Internet search engines, principally through the purchase of travel-related keywords, to generate traffic to our websites. The purchase of travel-related keywords consists of anticipating what words and terms consumers will use to search for travel on general search engines and then bidding on those words and terms in the applicable search engine’s auction system. We bid against other advertisers for preferred placement on the applicable general search engine’s results page. Approximately 11% of our user queries during the year ended December 31, 2012, resulted from searches initially entered on general search engine websites. Search engines, such as Google, frequently update and change the logic which determines the placement and ordering of results of a user’s search, which may reduce the effectiveness of the keywords we have purchased. If a major search engine, such as Google, changes its algorithms in a manner that negatively affects the search engine ranking of our websites, or changes its pricing, operating or competitive dynamics to our disadvantage, our business, results of operations and financial condition could be adversely affected. We also rely to a certain extent on advertisements that we place on websites other than general search engines. Approximately 7% of our user queries during the year ended December 31, 2012 resulted from these traffic-generating arrangements. A loss of one or more of these traffic-generating arrangements as an advertising channel could result in fewer people using our services.

We have limited international experience and may be limited in our ability to expand into international markets, which could result in significant costs to us and a limitation on our ability to achieve future financial growth.

We operate websites in 18 countries, and we generated approximately 21% of our net revenues for the year ended December 31, 2012 from our international operations. With the exception of our managing director for Europe and our Chief Commercial Officer, our senior management team is located in the U.S. and has limited international experience. We believe that international expansion will be important to our future growth, and therefore we currently expect that our international operations will increase. As our international operations expand, we will face increasing risks resulting from operations in multiple countries, including:

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

We have rapidly and significantly expanded our operations and anticipate expanding further to pursue our growth strategy. Our workforce worldwide has grown from fewer than 35 employees in 2006 to 205 employees and approximately 71 contractors as of March 22, 2013. Such expansion increases the complexity of our business and places a significant strain on our management, operations, technical performance, financial resources and internal control over financial reporting functions.

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

We have acquired a number of businesses in the past, including our acquisitions of SideStep, Inc., or SideStep, swoodoo AG, or swoodoo, and JaBo Software. We expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. Any transactions that we enter into could be material to our financial condition and results of operations. The process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures. The areas where we face risks include:

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

Following the completion of our initial public offering, we are now required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements will be time-consuming and will result in increased costs to us and could have a negative effect on our business, results of operations and financial condition.

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

Substantially all of the communications, network and computer hardware used to operate our website are located at facilities in Somerville, Massachusetts and Zurich, Switzerland, with respect to our swoodoo and checkfelix operations, Freiburg, Germany. We do not own or control the operation of these facilities. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes and similar events. The occurrence of any of the foregoing events could result in damage to our systems and hardware or could cause them to fail completely, and our insurance may not cover such events or may be insufficient to compensate us for losses that may occur. Our systems are not completely redundant, so a failure of our system at one site could result in reduced functionality for our travelers, and a total failure of our systems at both U.S. sites could cause our websites or mobile applications to be inaccessible by our travelers. Problems faced by our third-party web hosting providers with the telecommunications network providers with which they contract or with the systems by which they allocate capacity among their customers, including us, could adversely affect the experience of our travelers. Our third-party web hosting providers could decide to close their facilities without adequate notice. Any financial difficulties, such as bankruptcy reorganization, faced by our third-party web hosting providers or any of the service providers with whom they contract may have negative effects on our business, the nature and extent of which are difficult to predict. If our third-party web hosting providers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. Any errors, defects, disruptions or other performance problems with our services could harm our reputation and have an adverse effect on our business, financial condition and results of operations.

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

In particular, the DOT regulates the advertising and sale of air transportation. The DOT actively enforces its regulations and recently made significant changes to the regulations and standards that apply to air carriers and ticket agents. While we are neither an air carrier nor a ticket agent, to the extent we expand our business model in the air transportation area to facilitate bookings, we could become subject to DOT oversight, which would require us to incur significant compliance costs and may require us to change our business practices with respect to the display of airfare and airfare advertising.

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

International operations accounted for 21% of our revenues in 2012. Revenues generated and expenses incurred by our international subsidiaries are often denominated in local currencies. As a result, our consolidated U.S. dollar financial statements are subject to fluctuations due to changes in exchange rates as the financial results of our international subsidiaries are translated from local currencies into U.S. dollars. Our financial results are subject to changes in exchange rates that impact the settlement of transactions in non local currencies.

Risks Relating to the merger with priceline.com Incorporated

The proposed transaction with priceline.com presents numerous risks to our operations and failure to complete the transaction could have a material adverse effect on our business, price of our common stock and financial results.

            Our proposed transaction with priceline.com is subject to numerous conditions including regulatory clearances.  Our efforts to meet these closing conditions could require substantial time and resources by our management team, which could otherwise have been devoted to other opportunities that may have been beneficial to us as an independent company.  In addition, if the acquisition is not completed, we may be subject to a termination fee of $52.7 million and could experience negative reactions from the financial markets and from our customers and employees. We also could be subject to litigation related to any failure to complete the transaction or to enforcement proceedings commenced against us to perform our respective obligations under the merger agreement. If the transaction is not completed, we cannot assure stockholders that these risks will not materialize and will not materially affect our business, financial results and stock price.

The market price of priceline.com common stock may be affected by factors different from those affecting the market price for our Class A common stock.

            Our business differs from that of priceline.com and, accordingly, the results of operations for the combined company may be affected by factors different from those currently affecting our results of operations. Additionally, following completion of the transaction our customers may choose to no longer advertise with us which could have a material adverse effect on our operations. As a result, the market price for priceline.com common stock may be impacted differently in the future and could vary significantly from the market price of our Class A common stock.  Furthermore, since the consideration paid by priceline.com in the transaction will in part be comprised of priceline.com common stock, the number of shares of priceline.com common stock issued to our stockholders in the transaction is subject to change based on the value of priceline.com’s common stock.

We will be subject to business uncertainties and certain operating restrictions until consummation of the merger.
        Uncertainty about the effect of the merger on employees and customers may have an adverse effect on us and consequently on the combined company following the merger. These uncertainties could disrupt our business and cause customers, suppliers, partners and others that deal with us to defer entering into contracts with us or making other decisions concerning us or seek to change or cancel existing business relationships with us. The uncertainty and difficulty of integration could also cause key employees to lose motivation or to leave their employment. In addition, the Merger Agreement restricts us from making certain acquisitions and taking other specified actions until the merger occurs without the consent of priceline.com. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger. We have and may continue to become subject to lawsuits and may be subject to adverse judgments related to the merger that may prevent the merger from being completed or from being completed within the expected timeframe.

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

The market price for our Class A common stock is likely to be volatile, in part because our shares have a limited history of being publicly traded. In addition, the market price of our Class A common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including failure to close our merger with priceline.com.

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

Sales of substantial amounts of our Class A common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our Class A common stock and could impair our ability to raise capital through the sale of additional shares. As of March 22, 2013, we had approximately 8,802,371 shares of Class A common stock outstanding, and approximately 30,170,847 shares of Class B common stock outstanding, all of which are convertible into shares of Class A common stock. Of these shares, approximately 29,026,104 were held by our affiliates and thus maybe subject to our "black-out" policies.

These policies restrict the ability of our employees, directors and certain affiliates from trading in our Class A and Class B common stock or securities convertible into or exchangeable for shares of our Class A and Class B common stock during certain periods. As a result these holders are prevented from trading in any KAYAK securities (i) during such time as the transaction with priceline.com is pending and (ii) during certain defined time periods before and following each quarter period end. In the event we do not close our transaction with priceline.com, there could be substantial sales of our securities during open trading times. These sales in the public market, or the threat of a substantial sale, could cause the market price of our Class A common stock to decrease significantly.

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of March 22, 2013 our officers and directors and their affiliated entities together beneficially owned approximately 74.5% of our Class A and Class B common stock, representing approximately 84.1% of the voting power of our outstanding capital stock, assuming the exercise of options, warrants and other common stock equivalents which are currently exercisable, and exercisable within 60 days, and held by these stockholders. In addition, because of this dual class structure, our executive officers, directors and their affiliated entities will continue to be able to control all matters submitted to our stockholders for approval even if they come to own less than 50% of the outstanding shares of our common stock. As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in our control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

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

Our amended and restated certificate of incorporation and amended and restated by-laws contain provisions that may make the acquisition of us more difficult without the approval of our board of directors. These provisions, among other things:

•	provide for dual class stock structure with our Class B Common stock having ten votes per share and our Class A Common stock having one vote per share;

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

        We lease approximately 7,375 square feet in Norwalk, Connecticut for our corporate headquarters. On June 4, 2012, we entered into a lease agreement for 17,600 square feet of office space in Stamford, Connecticut. Once the space in Stamford is complete, it will serve as our corporate headquarters, and we will close our offices in Norwalk, Connecticut. We maintain an office of approximately 29,381 square feet in Concord, Massachusetts, which is used primarily by our technology team. In addition, we lease office space for our foreign subsidiaries in London, England, Munich, Germany, Vienna, Austria and Zurich, Switzerland. These leases are set to expire at varying dates between May 2013 and April 2025.

        We believe the current and planned space are adequate for our needs and that suitable additional space will be available to accommodate the foreseeable expansion of our operations.

Item 3. Legal Proceedings

We are involved in legal proceedings arising in the ordinary course of business. While we believe that the outcome of such legal matters will not have a material adverse effect on our business, claims, suits, investigations and proceedings are inherently uncertain, it is not possible to predict the ultimate outcome of such matters and our business, financial condition, results of operations or cash flows could be affected in any particular period.

In connection with our merger with priceline.com, we, along with our board, priceline.com, and Produce Merger Sub, a wholly-owned subsidiary of priceline.com were named as defendants in three complaints. Two claims were filed in the Delaware Court of Chancery and one claim was filed in the Judicial District of Stamford / Norwalk, Connecticut. All claims generally allege, among other things, that our board failed to adequately discharge its fiduciary duties to the holders of shares of our Class A common stock by failing to ensure they will receive maximum value for their shares, failing to conduct an appropriate sale process and agreeing to inappropriate provisions in the merger agreement that would dissuade or otherwise preclude the emergence of a superior offer. The claims also allege that we and priceline.com aided and abetted our board's breach of its fiduciary duties. The actions seek injunctive relief compelling the board to properly exercise its fiduciary duties to holders of shares of our Class A common stock, enjoining the consummation of the merger and declaring the merger agreement unlawful and unenforceable, among other things. All claims seek to recover costs and disbursements from the defendants, including reasonable attorneys' and experts fees. On January 16, 2013, the parties entered into a Memorandum of

Understanding with the plaintiffs for each complaint described above to settle those lawsuits. The settlement is subject to executing a definitive stipulation of settlement and court approval following notice to our stockholders and consummation of the merger. If the settlement is approved, it will resolve and release all claims that were or could have been brought challenging any aspect of the merger, the merger agreement and any disclosure made in connection therewith, among other claims.

In April 2009, Parallel Networks, LLC filed a complaint against us for patent infringement in the U.S. District Court for the Eastern District of Texas. The complaint alleged, among other things, that our website technology infringes a patent owned by Parallel Networks purporting to cover a “Method And Apparatus For Client-Server Communication Using a Limited Capability Client Over A Low-Speed Communications Link” (U.S. Patent No. 6,446,111 B1) and sought injunctive relief, monetary damages, costs and attorneys' fees. The complaint was dismissed without prejudice in February 2010, but the plaintiff filed a new complaint against us on March 29, 2010 containing similar allegations. On January 12, 2012, the Court entered final judgment against some defendants, not including KAYAK, and stayed the case against KAYAK pending resolution of any appeal. On January 16, 2013, the Federal Circuit affirmed the district court's grant of summary judgment, however, final judgment on the appeal has not yet issued and Parallel still has a right to request a rehearing or to file a petition with the Supreme Court. Upon conclusion of that petition or if Parallel decides not to pursue the appeal any further, we expect Parallel to move to lift the stay against KAYAK in early-to-mid 2013. The Court will then set a new trial date and enter a new scheduling order. At this time we are unable to estimate any potential damages associated with this matter.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our Class A common stock is quoted on the NASDAQ Global Select Market under the symbol "KYAK".  Our stock has traded on the NASDAQ since July 20, 2012. Our initial public offering was priced at $26.00 per share on July 20, 2012. The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported on the NASDAQ Global Select Market:

2012	High	Low
Third Quarter	$35.46	$26.17
Fourth Quarter	40.70	29.62

Holders

As of March 22, 2013, there were approximately 29 stockholders of record of our Class A common stock and 100 stockholders of record of our Class B common stock.

Dividend Policy

We have not declared or paid any cash dividends on our capital stock since our inception and do not expect to pay any cash dividends for the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business.

Equity Compensation Plan Information

The following table sets forth equity compensation plan information as of December 31, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2004 Stock Option Plan (1)	579,914	$1.03	—
Third Amended and Restated 2005 Equity Incentive Plan (1)	9,639,922	13.84	—
2012 Equity Incentive Plan (2)	470,593	30.35	616,279
Equity compensation plans not approved by security holders	—	—	—
Total	10,690,429	$13.88	616,279

(1)	Options outstanding as of the completion of our initial public offering were converted into options to acquire shares of Class B common stock.

(2)	Except under limited circumstances, any equity awards under our 2012 Equity Incentive Plan shall be awards with respect to Class A common stock.

Performance Measurement Comparison

The following graph shows the total stockholder return through December 31, 2012 of an investment of $100 in cash on July 20, 2012, our first day of trading, for our Class A common stock and an investment of $100 in cash on July 20, 2012 for (i) the NASDAQ Composite Index, (ii) the Standard and Poor’s 500 Index and (iii) the NASDAQ Internet Index which is a modified market capitalization-weighted index designed to track the performance of the largest and most liquid U.S.-listed companies engaged in internet-related businesses and that are listed on the NASDAQ Stock Market, the New York Stock Exchange (NYSE) or NYSE Amex. Historic stock performance is not necessarily indicative of future stock price performance.  All values assume reinvestment of the full amount of all dividends and are calculated as of the last day of each month.

$140.00
$120.00
$100.00
$80.00
$60.00
7/20/2012
8/31/2012
9/30/2012
10/31/2012
11/30/2012
12/31/2012
KYAK
IXIC
SPX
QNET

Measurement Point December 31, 2012	KAYAK Software Corporation	NASDAQ Composite Index	S&P 500 Index	NASDAQ Internet Index
7/20/2012	$100.00	$100.00	$100.00	$100.00
8/31/2012	82.25	104.84	103.22	104.25
9/30/2012	106.48	106.53	105.72	103.69
10/31/2012	99.85	101.78	103.63	103.69
11/30/2012	122.66	102.90	103.93	104.96
12/31/2012	119.71	103.22	101.69	108.30

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Selected Financial Data

We have derived the consolidated statements of operations data for the years ended December 31, 2012, 2011, and 2010 and the consolidated balance sheet data as of December 31, 2012 and 2011 from our audited consolidated financial statements included elsewhere in this filing. We have derived the consolidated statements of operations data for the years ended December 31, 2009 and 2008 and the consolidated balance sheet as of December 31, 2010, 2009 and 2008 from our audited financial statements not included in this filing. The information set forth below is not necessarily indicative of future results and should be read in conjunction with Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

	Years ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except share and per share amounts)

Revenues	$292,723	$224,534	$170,698	$112,698	$112,018
Cost of revenues (excludes depreciation and amortization)	19,741	18,598	15,630	15,362	17,985
Selling, general and administrative expenses:
Marketing	153,327	111,018	91,721	57,389	56,841
Personnel	49,433	40,785	29,764	22,638	19,150
Other general and administrative expenses	22,118	16,400	9,967	6,568	5,743
Total selling, general and administrative expenses (excludes depreciation and amortization)	224,878	168,203	131,452	86,595	81,734
Depreciation and amortization	8,273	8,486	6,821	5,380	5,214
Impairment of intangible assets(1)	—	14,980	—	—	—
Income from operations	39,831	14,267	16,795	5,361	7,085
Other (expense) income	(1,490)	2,117	3,357	(1,225)	(1,569)
Income tax (expense) benefit	(19,531)	(6,681)	(12,120)	2,776	(415)
Net income	$18,810	$9,703	$8,032	$6,912	$5,101
Redeemable convertible preferred stock dividends	(6,644)	(11,745)	(11,745)	(11,728)	(11,728)
Deemed dividend resulting from modification of redeemable convertible preferred stock	(2,929)	—	—	—	—
Net income (loss) attributed to common stockholders	9,237	(2,042)	(3,713)	(4,816)	(6,627)
Net income (loss) per common share (after redeemable convertible preferred stock dividends):
Basic	$0.45	$(0.28)	$(0.57)	$(0.92)	$(1.37)
Diluted	$0.45	$(0.28)	$(0.57)	$(0.92)	$(1.37)
Weighted average shares outstanding:
Basic	20,731,507	7,309,202	6,463,639	5,223,187	4,831,777
Diluted	41,505,255	7,309,202	6,463,639	5,223,187	4,831,777

Total Assets	$427,045	$277,948	$269,907	$222,823	$232,544
Long term obligations (2) and redeemable convertible preferred stock	—	248,644	238,246	225,085	237,218
Total Stockholders equity (deficit)	$384,435	$(1,724)	$(450)	$(21,780)	$(22,940)
Other Data:
Adjusted EBITDA	$65,796	$50,160	$32,119	$16,188	$18,699
Queries (3)	1,168,100	880,909	627,043	457,556	434,540

(1) In January 2011, KAYAK determined that it would not support two brand names and URLs in the United States and decided that it would migrate all traffic from sidestep.com to KAYAK.com. As a result, the SideStep brand name and URL intangible assets were impaired, and KAYAK incurred a related write-down of $15.0 million in the first three months of 2011.

(2) Long-term obligations includes current and long-term portions of debt, warrant liability and acquisition-related put liability.

(3) Queries refer to user requests for travel information we process through our websites and mobile applications.

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

•	other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

 The following table reconciles income from operations to Adjusted EBITDA for the periods presented and is unaudited:

KAYAK Software Corporation and Subsidiaries Adjusted EBITDA Reconciliation (In thousands)

	Years ended December 31,
	2012	2011	2010	2009	2008
Income from operations	$39,831	$14,267	$16,795	$5,361	$7,085
Other (expense) income, net	(1,711)	2,006	3,250	(1,346)	594
Depreciation and amortization	8,273	8,486	6,821	5,380	5,214
Impairment of intangible assets	—	14,980	—	—	—
EBITDA	46,393	39,739	26,866	9,395	12,893
Stock-based compensation	14,492	12,427	8,503	5,447	6,400
Expenses related to the merger with priceline.com	3,200	—	—	—	—
Other expense (income) , net	1,711	(2,006)	(3,250)	1,346	(594)
Adjusted EBITDA	$65,796	$50,160	$32,119	$16,188	$18,699

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During the year ended December 31, 2012, we experienced the following growth:

•	For the year ended December 31, 2012, we generated $292.7 million of revenues, representing growth of 30.4% over the year ended December 31, 2011.

•
For the year ended December 31, 2012, we generated income from operations of $39.8 million as compared to $14.3 million for the year ended December 31, 2011. After adjusting for a $15.0 million impairment charge related to KAYAK's decision to stop supporting the SideStep brand name in 2011, operating income for the year ended December 31, 2012 increased by 36.2% over the same period in 2011.

•
For the year ended December 31, 2012, we had Adjusted EBITDA of $65.8 million representing growth of 31.2% over the year ended December 31, 2011. Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization, or Adjusted EBITDA, is a non-generally accepted accounting principle metric used by management to measure our operating performance. See “—Adjusted EBITDA Reconciliation” in Item 6. Selected Financial Data for an additional description of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to income from operations.

•	For the year ended December 31, 2012, we processed 1.2 billion user queries for travel information, representing growth of 32.6% over the year ended December 31, 2011.

•
KAYAK mobile applications have been downloaded 24 million times since their introduction in March 2009. For the year ended December 31, 2012, we had approximately 11 million downloads, representing growth of 49.0% over the year ended December 31, 2011.

As of March 22, 2013, we had 205 employees, and we had local websites in 18 countries, including U.S., Germany, Spain, the United Kingdom, Austria, France and Italy.

Our Revenue Platforms

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

Advertising Revenues

Advertising revenues primarily come from payments for compare units, text-based sponsored links and display advertisements. A “compare unit” is an advertising placement that, if selected by a user, launches the advertiser’s website and initiates a query based on the same travel parameters provided on our website. The major types of advertisers on our websites consist of OTAs, third party sponsored link providers, hotels, airlines and vacation package providers. Generally, our advertisers pay us on a CPC basis, which means advertisers pay us only when someone clicks on one of their advertisements, or on a cost per thousand impression basis, or CPM. Paying on a CPM basis means that advertisers pay us based on the number of times their advertisements appear on our websites or mobile applications.

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

Search Capabilities

Our software and systems are designed to handle significant growth in users and queries, without requiring significant re-engineering or major capital expenditures. During 2012, we received and processed approximately 1.2 billion queries for travel information.

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

Our websites are hosted on hardware and software located at third-party facilities in Somerville, Massachusetts, Freiburg, Germany and Zurich, Switzerland. We also use content delivery networks and third-party domain name system, or DNS, services to optimize routing and increase the speed of our website pages. We are committed to ensuring that our websites are highly available. Our use of multiple secured hosting facilities provides us with power redundancy and expandable and redundant bandwidth, and we believe these facilities are well suited to fit our current and planned business needs.

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

Brand Marketing

To grow brand awareness and consideration, we advertise in broad reach media including television, outdoor signage, and online display media. During 2012, we spent $75.0 million on KAYAK, swoodoo and checkfelix.com brand marketing compared to $57.7 million during 2011. We measure the return on investment of our brand marketing through brand tracking studies and self-directed query growth. We view the costs of our brand marketing as relatively fixed in each market once the brand reaches scale, and we believe that these costs will decrease as a percentage of our total revenues over time.

Online Marketing

We also market our services and directly acquire traffic to our websites by purchasing travel-related keywords from general search engines and through other online marketing channels. The purchase of travel-related keywords consists of anticipating what words and terms consumers will use to search for travel on general search engines and then bidding on those words and terms in the applicable search engine's auction system. As a result, we bid against other advertisers for preferred placement on the applicable general search engine's results page. We spent $72.7 million on online marketing during 2012 compared to $45.6 million during 2011.

Highlights and Trends

Revenue Growth

Our revenue for the year ended December 31, 2012 was $292.7 million, a 30.4% increase over the year ended December 31, 2011. Revenue for the year ended December 31, 2011 was $224.5 million, a 31.5% increase over the year ended December 31, 2010. These increases in revenue were primarily due to increased travel queries on our websites and mobile applications, which increased 32.6% and 40.5% for the year ended December 31, 2012 and 2011, respectively. We believe that traffic and queries on our websites and mobile applications will continue to increase as more people learn about our websites and our brand.

Brand Marketing

We began investing in brand advertising including television, outdoor signage, and online display media, in late 2009. For the year ended December 31, 2012 and 2011, we spent $75.0 million and $57.7 million on these activities, respectively. We believe that these investments contributed significantly to our revenue growth. Increasing brand awareness and consideration is an important part of our growth strategy, and we expect to continue to invest at this level or above in brand marketing for the foreseeable future.

International Expansion

Our revenues from international operations accounted for approximately 20.7% and 17.9% of our total revenue for the years ended December 31, 2012 and December 31, 2011, respectively. We acquired checkfelix.com in April 2011. As a result of this acquisition, and organic growth of the KAYAK and swoodoo brand, our international revenues grew to approximately $60.6 million during the year ended December 31, 2012 from approximately $40.1 million during the year ended December 31, 2011. We believe that strategic acquisitions, and the establishment of our European headquarters in Zurich, Switzerland, have strengthened our presence and team in Europe, and we plan to continue to invest in our international team and brands. We expect our revenues from international operations to increase at a rate faster than revenues from our U.S. operations.

Mobile Products

We offer several mobile applications that allow people to use our services from smartphones such as the iPhone, Windows Phone 7 and 8 and phones running on the Android operating system and tablet devices such as the iPad. These applications extend the availability of our services beyond traditional computers and allow users greater access to KAYAK’s services. Queries conducted on our mobile applications accounted for 17.6% and 12.4% of our total queries for the year ended December 31, 2012 and 2011, respectively; however, we estimate that revenues from mobile applications were 3.8% and 1.7%, of total revenues during the year ended December 31, 2012 and 2011, respectively. While revenues per thousand queries on mobile devices increased from $35 to $54 during this time frame, mobile query monetization significantly lags that of the websites. We believe mobile applications will continue to gain popularity, and we expect to continue to commit resources to improve the features, functionality and commercialization of our mobile applications. We also believe that over time mobile applications will begin to contribute meaningful revenue to our business.

Cash and Debt

We had cash and cash equivalents and marketable securities of $189.8 million and $46.3 million as of December 31, 2012 and 2011, respectively, and no outstanding long- or short-term debt. Given the recent financial turmoil and low interest rates, we hold most of our funds as cash and cash equivalents or marketable securities, and the rest is invested in highly rated money market funds and commercial paper.

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

During the year, we revised our methodology for counting mobile queries to remove repetitive searches conducted during the same user session. By removing repetitive searches, our methodology is now consistent for both website queries and mobile.  As a result, the number of reported mobile queries is lower, and the corresponding RPM is higher for mobile. The tables shown in the sections below presents the revised estimates for historical mobile queries and RPMs based on our revised methodology.

Revenues

	Year ended December 31,			% increase (decrease)2012-2011	% increase (decrease)2011-2010
	(Amounts in thousands (except RPM))
	2012	2011	2010
Revenues	$292,723	$224,534	$170,698	30.4%	31.5%
Queries	1,168,100	880,909	627,043	32.6%	40.5%
RPM	$251	$255	$272	(1.6)%	(6.3)%

Revenues for the year ended December 31, 2012 increased $68.2 million over the same period in 2011 primarily due to a 32.6% increase in query volume. We attribute the increase in query volume to a variety of factors including our investment in marketing activities and greater adoption of our mobile application.

Revenues for the year ended December 31, 2011 increased $53.8 million over the same period in 2010 primarily due to an 40.5% increase in query volume. We attribute the increase in query volume to a variety of factors including our investment in marketing activities, the acquisition of swoodoo in May 2010 and checkfelix.com in April 2011, and the partnership with Bing Travel which began in March 2011. The increase in query volume was partially offset by a reduction in RPM due to an increase in mobile queries, for which we earn revenue at a lower rate. Mobile queries were 12.4% of total queries in 2011, as compared to 7.1% in 2010.

	Year ended December 31,			% increase (decrease)2012-2011	% increase (decrease)2011-2010
	(Amounts in thousands (except RPM))
	2012	2011	2010
Estimated Mobile Queries	206,084	109,295	44,698	88.6%	144.5%
Estimated Mobile RPM	$54	$35	$15	54.3%	133.3%
Estimated Website Queries	962,016	771,614	582,345	24.7%	32.5%
Estimated Website RPM	$293	$286	$292	2.4%	(2.1)%

Mobile and website RPM figures are estimated based on data provided by those travel partners that differentiate between mobile and website travel bookings.

Website queries for the year ended December 31, 2012 increased by 24.7% over the same period in 2011 and is attributed primarily to our investment in marketing activities. Website RPM for the year ended December 31, 2012 increased by $7 over the same period in 2011 due primarily to increased RPM in our international business, improvement in our advertising rates, and increased adoption of KAYAK's booking path.

Mobile queries for the year ended December 31, 2012 increased by 88.6% over the same period in 2011 primarily due to an increase of approximately 11 million downloads of our mobile applications year over year bringing downloads as of December 31, 2012 to approximately 22 million. Mobile RPM for the year ended December 31, 2012 increased by $19 over the same period in 2011 due to a higher percentage of completed transactions, especially on hotels, and the addition of new advertising products on our mobile application.

Website queries for the year ended December 31, 2011 increased by 32.5% over the same period in 2010 and is attributed primarily to our investment in marketing activities and our partnership with Bing Travel, which began in March 2011. Website RPM for the year ended December 31, 2011 decreased by $6 over the same period in 2010 due primarily to our partnership with Bing Travel that monetized at a lower rate than our website as well as expansion into new countries where monetization lagged KAYAK's more mature markets.

Mobile queries for the year ended December 31, 2011 increased by 144.5% over the same period in 2010 primarily due to an increase of approximately 7 million downloads of our mobile applications year over year bringing downloads as of December 31, 2011 to approximately 12 million. Mobile RPM for the year ended December 31, 2011 increased by $20 over the same period in 2010 due to increased adoption and usage of our mobile application and a higher percentage of completed transactions, especially on hotels.

Cost of revenues (excludes depreciation and amortization)

Cost of revenues consists of fees paid to third parties to process airfare queries and expenses associated with operating and maintaining our data centers.

	Year ended December 31,			% increase (decrease)2012-2011	% increase (decrease)2011-2010
	(Amounts in thousands (except RPM))
	2012	2011	2010
Cost of revenues	$19,741	$18,598	$15,630	6.1%	19.0%
% of total revenues	6.7%	8.3%	9.2%

Our cost of revenues increased $1.1 million for the year ended December 31, 2012 compared to the same period in 2011 due to higher air query fees partially offset by a decrease in data center costs. Air query fees increased $2.2 million for the year ended December 31, 2012 compared to the same period in 2011 due to increased query volume. Data center costs decreased $1.3 million in the year ended December 31, 2012 compared to the same period in 2011 due to improved server efficiency.

Our cost of revenues increased $3.0 million in 2011 as compared to 2010, due to higher data center costs and air query fees. Data center costs increased $1.6 million for the year ended December 31, 2011 as compared to the same period in 2010 due to expenses incurred to process and improve overall query speed and efficiency. Additionally, air query fees increased $1.3 million in 2011 compared to 2010 due to increased query volume, partially offset by a lower cost per query. Air query fees have a tiered pricing structure whereby increased volume results in a lower overall cost per query.

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

	Year ended December 31,			% increase (decrease)2012-2011	% increase (decrease)2011-2010
	(Amounts in thousands (except RPM))
	2012	2011	2010
Brand marketing	$75,030	$57,715	$43,702	30.0%	32.1%
% of total revenues	25.6%	25.7%	25.6%
Online marketing fees	$72,657	$45,648	$41,663	59.2%	9.6%
% of total revenues	24.8%	20.3%	24.4%
Other marketing	$5,641	$7,655	$6,356	(26.3)%	20.4%
% of total revenues	1.9%	3.4%	3.7%
Total marketing expense	$153,328	$111,018	$91,721	38.1%	21.0%
% of total revenues	52.4%	49.4%	53.7%

Marketing expenses for the year ended December 31, 2012 increased $42.3 million compared to the same period in 2011. The increase is primarily due to a $27.0 million increase in online marketing. Additionally, there was a $17.3 million increase in brand marketing of which $10.6 million relates to Europe brand marketing expense. We believe these marketing investments were the primary contributor to our 32.6% increase in query growth in the year ended December 31, 2012 as compared to the same period in 2011.

Marketing expenses for the year ended December 31, 2011 increased $19.3 million compared to the same period in 2010. The $14.0 million increase in brand marketing relates primarily to a $12.9 million incremental investment in swoodoo, KAYAK Europe and checkfelix.com. Additionally, online marketing expense increased by $4.0 million. As a percentage of revenue, marketing expenses decreased to 49.4% from 53.7% primarily due to efficiencies achieved in US marketing spend during 2011, as compared to the same period in 2010. For the year ended December 31, 2011, total marketing spend for the US and Europe was $87.0 million and $24.0 million, respectively, compared to $84.0 million and $7.7 million, respectively, for the year ended December 31, 2010. We believe these marketing investments were the primary contributor to the 41.7% increase in query growth in 2011 as compared to 2010.
Personnel

Personnel costs consist of wages and benefits paid to our employees, stock-based compensation charges and payroll taxes. Stock-based compensation is a significant portion of our wage and benefit structure which is impacted by many factors including, but not limited to, the strike price, volatility and expected life of the options. Please see the Notes to our Consolidated Financial Statements included elsewhere in this annual report on Form 10-K for more information on our stock options and restricted stock units.

	Year ended December 31,			% increase (decrease)2012-2011	% increase (decrease)2011-2010
	(Amounts in thousands (except RPM))
	2012	2011	2010
Salaries, benefits and taxes	$36,402	$28,358	$21,261	28.4%	33.4%
% of total revenues	12.4%	12.6%	12.5%
Stock-based compensation	$13,031	$12,427	$8,503	4.9%	46.1%
% of total revenues	4.5%	5.5%	5.0%
Total personnel	$49,433	$40,785	$29,764	21.2%	37.0%
% of total revenues	16.9%	18.2%	17.4%

Our salaries, benefits and taxes increased, for the year ended December 31, 2012 from the same period in 2011 primarily due to wage increases for existing employees and a headcount increase of 44 employees as of December 31, 2012 compared to December 31, 2011. Stock compensation expense increased in 2012 compared to 2011 due to the additional grant of options to purchase 2,211,000 shares of our common stock to employees and the increase in the Black-Scholes value of the options.

Our salaries, benefits and taxes increased, for the year ended December 31, 2011 from the same period in 2010 primarily due to wage increases for existing employees and a headcount increase of 11 employees as of December 31, 2011 compared to December 31, 2010. In 2011 we also awarded bonuses totaling $1.3 million to our cofounders. Stock compensation expense increased in 2011 compared to 2010 due to the additional grant of options to purchase 1,155,000 shares of our common stock and the increase in the Black-Scholes value of the options.

Other general and administrative expenses

All other operating costs are classified as other general and administrative expenses. The largest items in this category of expenses are technology costs, legal and accounting fees, provision for doubtful accounts, and facilities expenses.

	Year ended December 31,			% increase (decrease)2012-2011	% increase (decrease)2011-2010
	(Amounts in thousands (except RPM))
	2012	2011	2010
Other general and administrative expenses	$22,118	$16,400	$9,967	34.9%	64.5%
% of total revenues	7.6%	7.3%	5.8%

Other general and administrative expenses increased $5.7 million for the year ended December 31, 2012, compared to the same period in 2011 primarily due to $3.2 million in expenses related to the merger with priceline.com and increases in technology costs of $1.3 million and stock-based compensation expense for non-employees of $1.8 million, partially offset by a decrease in the provision for doubtful accounts of $1.7 million and legal expenses of $1.2 million.

Other general and administrative expenses increased $6.4 million for the year ended December 31, 2011 compared to the same period in 2010 primarily due to a $2.9 million increase in legal and accounting fees, a $1.2 million increase in technology costs, and a $0.8 million increase in travel expenses.

Depreciation and amortization

Depreciation and amortization consists primarily of depreciation of computer equipment, software and website development and amortization of our trade names, customer relationships and other intangible assets.

	Year ended December 31,			% increase (decrease)2012-2011	% increase (decrease)2011-2010
	(Amounts in thousands (except RPM))
	2012	2011	2010
Amortization	$5,567	$6,566	$4,619	(15.2)%	42.2%
% of total revenues	1.9%	2.9%	2.7%
Depreciation	$2,706	$1,920	$2,202	40.9%	(12.8)%
% of total revenues	0.9%	0.9%	1.3%
Total depreciation and amortization	$8,273	$8,486	$6,821	(2.5)%	24.4%
% of total revenues	2.8%	3.8%	4.0%

Depreciation and amortization decreased $0.2 million during the year ended December 31, 2012 compared to the same period in 2011. Amortization decreased by $1.0 million, which is primarily due to a $2.2 million decrease in tradename amortization related to the discontinuation of our SideStep brand, partially offset by a $1.2 million increase in technology amortization due to the acceleration of amortization of swoodoo's technology. Depreciation increased by $0.8 million, primarily due to additions within computer equipment, website development, and leasehold improvements.

Depreciation and amortization increased $1.7 million during the year ended December 31, 2011, compared to the same period in 2010. The increase is primarily due to a $2.2 million increase in amortization and depreciation from acquired entities, partially offset by a $0.6 million decrease from SideStep assets that are now fully depreciated.

Impairment of intangible assets

In January 2011, we determined that we would no longer support two brand names and URLs in the United States and decided to migrate all traffic from SideStep to KAYAK.com, resulting in a $15.0 million impairment charge for the year ended December 31, 2011.

Other income (expense)

For the year ended December 31, 2012, we recorded a loss of $1.5 million as compared to a gain of $2.1 million for the same period in 2011. The decrease is primarily due to an increase in the mark-to-market expense related to warrants of $1.0 million. Additionally, in 2011 we had a one-time gain of $1.1 million related to the end of our obligation to buy back shares of common stock issued as part of the swoodoo acquisition.

For the year ended December 31, 2011, we recorded a gain of $2.1 million as compared to a gain of $3.4 million for the same period in 2010. During 2011, we recorded a gain of $1.1 million related to our obligation to buy back shares of our common stock issued in connection with our acquisition of swoodoo. We also recorded a $0.8 million gain related to the re-measurement of intercompany balances denominated in foreign currencies. During 2010, we recorded a gain of $2.9 million related to our obligation to buy back shares of our common stock issued in connection with the acquisition of swoodoo in May 2010. In addition, we realized a gain of $0.5 million related to the sale of the TravelPost assets.

Income tax expense

Our effective tax rate was 50.9%, 40.8% and 60.1%, for the calendar years ended December 31, 2012, 2011, and 2010, respectively. Our tax rate was higher than the statutory rate of 35% for the year ended December 31, 2012 primarily due to certain foreign operating losses for which no benefit was taken, state income taxes and tax contingencies offset by income tax benefits for research and development credits. In 2011, our effective tax rate was higher than the statutory rate primarily due to state income taxes and stock compensation charges not deductible for income tax purposes. In 2010, our effective tax rate was higher than the statutory tax rate due to state income taxes, stock compensation charges not deductible for income tax purposes, an increase in our valuation allowance and, a gain on the sale of TravelPost, offset by mark-to-market adjustments.
Quarterly Financial Data/Seasonality

The following table presents unaudited consolidated financial data for the trailing eight quarters ended December 31, 2012. The operating results are not necessarily indicative of the results for any subsequent quarter.

	2012 Quarters ended				2011 Quarters ended
	Dec 31	Sept 30	June 30	Mar 31	Dec 31	Sept 30	June 30	Mar 31
Revenues	$63,843	$78,604	$76,938	$73,338	$53,947	$61,160	$56,753	$52,674
Cost of revenues (excludes depreciation and amortization)	4,841	4,908	4,807	5,185	4,818	4,151	4,684	4,945
Selling, general, and administrative
Marketing	32,627	40,042	39,409	41,249	23,601	28,935	30,025	28,457
Personnel	13,821	12,393	11,306	11,913	10,660	10,286	9,800	10,039
Other general and administrative expenses	9,415	4,256	3,615	4,832	4,823	3,196	4,164	4,217
Total selling, general and administrative expenses (excludes depreciation and amortization)	55,863	56,691	54,330	57,994	39,084	42,417	43,989	42,713
Depreciation and amortization	2,095	2,078	2,050	2,050	2,149	1,935	2,341	2,061
Impairment of intangible assets	—		—	—	—	—	—	14,980
Income (loss) from operations	$1,044	$14,927	$15,751	$8,109	$7,896	$12,657	$5,739	$(12,025)
Other income (expense)	16	(765)	(566)	(175)	1,581	(426)	330	632
Income tax (expense) benefit	(1,637)	(6,208)	(7,897)	(3,789)	(3,604)	(5,263)	(2,293)	4,479
Net income	(577)	7,954	7,288	4,145	5,873	6,968	3,776	(6,914)
Net (loss) income attributed to common stockholders	(577)	7,182	1,423	1,209	2,937	4,031	840	(9,850)
Net loss income per common share (after redeemable convertible preferred stock dividends):
Basic	(0.01)	$0.24	$0.20	$0.17	$0.42	$0.55	$0.11	$(1.33)
Diluted	(0.01)	$0.19	$0.19	$0.11	$0.15	$0.18	$0.10	$(1.33)

Seasonality and other factors cause our profitability to fluctuate from quarter to quarter. Typically, our highest revenue quarters are the second and third quarters due to the fact that high travel seasons fall in these quarters. Additionally, our brand marketing expense fluctuates by quarter, causing our operating income to increase or decrease in any given quarter depending on the level of investment.

In January 2011, we determined that we would not support two brand names and URLs in the United States and decided that we would migrate all traffic from sidestep.com to KAYAK.com. As a result, our SideStep brand name and URL intangible assets were impaired and we incurred a related impairment charge of $15.0 million in 2011.

Acquisitions

In May 2010, in an effort to expand KAYAK's European operations, KAYAK acquired all of the outstanding stated share capital of swoodoo in exchange for $6.8 million in cash, net, and 825,000 shares of KAYAK common stock. Pursuant to an option agreed to with the former swoodoo stockholders, in August 2011, KAYAK repurchased 685,219 of these shares at a price of €13.33 per share for a total of $13.2 million. KAYAK is no longer obligated to repurchase any additional shares.

In April 2011, KAYAK acquired all of the outstanding shares of JaBo Vertrieb-und Entwicklung GmbH, or JaBo Software, for $9.2 million in cash, net. JaBo Software operates checkfelix.com, a leading travel metasearch website in Austria.

Liquidity and Capital Resources

We primarily fund our operations through the issuance of equity securities and cash flows from operations. Early in our history, we relied on cash provided from the sale of shares of our redeemable convertible preferred stock to fund operations and raised $29.8 million prior to 2007. In 2007, we raised another $165.7 million through the sale of preferred stock and entered into $30.0 million of term loans to fund our acquisition of SideStep.

We began to generate cash flows from operations in late 2007 and have not required any additional financing to fund operations. We use cash to fund operations, make capital expenditures and acquire complementary businesses from time to time.

On July 25, 2012, we completed our initial public offering, or IPO, which generated $94.2 million after deducting underwriting discounts and commissions and other issuance costs incurred for the sale of our Class A common stock. In addition, in connection with our IPO, certain eligible stockholders elected to purchase shares of our Class A common stock for $6.0 million. We believe that cash from operations and our IPO, together with cash and short-term investment balance are sufficient to meet ongoing capital expenditures, working capital requirements and other capital needs for at least the next twelve months.

As of December 31, 2012, we had cash and cash equivalents and marketable securities of $189.8 million. Included in this amount is $0.5 million of cash held by foreign subsidiaries that is not available to fund domestic operations and obligations without paying taxes upon its repatriation. We have not recorded U.S. income and foreign withholding taxes on the earnings of our foreign subsidiaries at December 31, 2012, because we intend to permanently reinvest those earnings.

Our liquidity could be negatively affected by a decrease in demand for products and services. In addition, we may make acquisitions complementary to our business and may need to raise additional capital through future debt or equity financing to provide for greater flexibility to fund any such acquisitions. Additional financing may not be available at all or on terms favorable to us.

The following table presents cash flow information for the stated periods and includes the net cash received from our IPO, which was completed on July 25, 2012:

	Year ended December 31,
	2012	2011	2010
	(Dollar amounts in thousands)
Cash flows from operating activities	$43,107	$32,899	$21,932
Cash flows from investing activities	165	(33,848)	(8,375)
Cash flows from financing activities	104,786	1,809	5,737

Cash flows from operating activities

Cash flows from operating activities were $43.1 million for the year ended December 31, 2012 as compared to cash flows from operating activities of $32.9 million for the year ended December 31, 2011. Net income was $18.8 million and $9.7 million for the year ended December 31, 2012 and 2011, respectively. Non-cash charges decreased by $4.2 million during 2012 compared to 2011 due to an impairment of $15.0 million partially offset by $6.6 million in deferred taxes. Cash used for working capital was $7.9 million for the year ended ended December 31, 2012 as compared to cash used for working capital of $2.6 million for the year ended ended December 31, 2011. The increase is due to the timing of receipts from customers and payment to vendors.

Cash flows from operating activities were $32.9 million for the year ended December 31, 2011 as compared to cash flows from operating activities of $21.9 million for the year ended December 31, 2010, an increase of $11.0 million. The increase in operating cash flows is primarily related to cash from working capital of $2.6 million as of December 31, 2011 as compared to cash used for working capital of $5.4 million as of December 31, 2010. The change in cash from working capital relates primarily to an increase in payables. Non-cash charges increased to $20.6 million for the year ended December 31, 2011 from $19.3 million for the year ended December 31, 2010, primarily due to a decrease in SideStep deferred tax liabilities. Net income also increased to $9.7 million in 2011 from $8.0 million in 2010.

Cash flows from investing activities

Cash from investing activities was $0.2 million for the year ended December 31, 2012 compared to cash used in investing activities of $33.8 million for the same period in 2011. The decrease in cash used in investing activities is primarily due to the net decrease in the purchase and maturities of marketable securities of $11.6 million from 2012 to 2011. Additionally during 2011, $9.2 million in cash was used for the purchase of JaBo Software, and $13.2 million was used to repurchase shares related to KAYAK's 2010 acquisition of swoodoo.

Cash used in investing activities was $33.8 million and $8.4 million for the years ended December 31, 2011 and 2010, respectively. The year ended December 31, 2011 included $13.2 million in cash used to repurchase shares related to the acquisition of swoodoo in 2010. Cash used in investing activities included the net purchase of $7.2 million in marketable securities in 2011, an increase of $4.3 million from 2010. Cash used for business combinations was $9.2 million in 2011 as compared to $6.8 million in 2010.

Cash flows from financing activities

Cash from financing activities was $104.8 million for the year ended December 31, 2012 compared to cash from financing activities of $1.8 million for the same period in 2011. The increase is primarily related to the proceeds, net of offering expenses, from our IPO of $94.2 million.

Cash provided by financing activities was $1.8 million for the year ended December 31, 2011 as compared to $5.7 million for the year ended December 31, 2010. Proceeds and tax benefits from the exercise of stock options increased to $3.3 million in 2011 from $0.7 million in 2010. Cash used in connection with the IPO during 2011 was $1.5 million. The year ended December 31, 2010 included cash proceeds of $3.7 million from the repayment of stockholder loans and cash proceeds of $1.4 million from the exercise of common stock warrants.

Off-Balance Sheet Obligations

We had no off-balance sheet obligations as of December 31, 2012 or 2011.

Contractual Obligations

Our contractual obligations as of December 31, 2012 are as follows:

	Amounts due by period (Dollar amounts in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$18,743	$3,125	$5,426	$3,954	$6,238
Content licensing and technology agreements	11,845	7,912	3,933	—	—
Marketing agreements	17,932	17,932	—	—	—
Total contractual cash obligations	$48,520	$28,969	$9,359	$3,954	$6,238

We lease our office and data center facilities under noncancelable leases that expire at various points between May 2013 and April 2025. We are also responsible for certain real estate taxes, utilities and maintenance costs on our office facilities.

We have a content licensing agreement that as of December 31, 2012, obligates us to make future minimum payments of $5.6 million in 2013. If this content licensing agreement is not renewed, it will expire in December 2013.

On April 3, 2012, we entered into a Products and Services Agreement with a technology provider. This agreement obligates us to make minimum future payments of $1.6 million per year for the next three years.

We have two content delivery agreements that as of December 31, 2012, obligate us to make minimum future payments of $0.7 million in 2013, $0.7 million in 2014, and $56,000 in 2015.

We have up-front marketing agreements that as of December 31, 2012, obligate us to make minimum future payments of $17.9 million during the first three quarters of 2013.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with Generally Accepted Accounting Principles, or GAAP in the U.S. To do so we make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. In some cases, we could reasonably have used different accounting policies and estimates. In addition, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We describe our significant accounting policies in Note 2 of our Consolidated Financial Statements found elsewhere in this annual report on Form 10-K. We believe the following critical accounting estimates are the most significant areas of judgments and estimates used to prepare our financial statements.

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

We also award restricted stock units to certain of our non-employee board members. At the time of vesting these awards are settled 65% in shares and 35% in cash. Awards settled in shares are accounted for based on the fair market value at the time of grant while awards settled in cash are accounted for based on the fair market value at the time of vesting.

  Income Taxes
We are subject to income taxes in the U.S. and some foreign jurisdictions. We use estimates and exercise significant judgment to calculate deferred taxes, tax from uncertain tax positions, and the overall income tax provision/(benefit). As a result, ultimate settlement of our tax positions may differ from the amounts accrued and may result in an increase or decrease to income tax expense in the results of operations in the future.

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

•
the date on which it is deemed to be a “large accelerated filer,” which will occur at such time as the company (a) has an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of its most recently completed second fiscal quarter, (b) has been required to file annual and quarterly reports under the Exchange Act for a period of at least 12 months, and (c) has filed at least one annual report pursuant to the Exchange Act.

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

Subject to certain conditions set forth in the JOBS Act, an “emerging growth company”, we have chosen to rely on certain exemptions and we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, and (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board, or the PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis).

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and the report of our independent registered public accounting firm are filed as part of this annual report on Form 10-K (See Item 15).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting

This report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies and our status as an "emerging growth company" under the JOBS Act.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Below is a list of our executive officers and directors and their respective ages and positions as of March 25, 2013 and a brief account of their business experience for at least the past five years.

Name	Age	Position
Daniel Stephen Hafner	44	Chief Executive Officer, Cofounder and Director
Paul M. English	49	President, Chief Technology Officer, Cofounder and Director
Melissa H. Reiter	44	Chief Financial Officer and Treasurer
Robert M. Birge	42	Chief Marketing Officer
Karen Ruzic Klein	43	General Counsel and Corporate Secretary
Keith D. Melnick	43	Chief Commercial Officer
Paul D. Schwenk	46	Senior Vice President of Engineering
William T. O'Donnell, Jr.	45	Chief Architect
Dr. Giorgos Zacharia	39	Chief Scientist
Dr. Christian W. Saller	41	Managing Director for Europe
Terrell B. Jones (1)	64	Director
Joel E. Cutler	55	Director
Michael Moritz	58	Director
Hendrik W. Nelis	49	Director
Brian H. Sharples	52	Director
Gregory S. Stanger	48	Director

(1) Chairman of our Board of Directors

Executive Officers

Daniel Stephen Hafner, 44, is our cofounder and has been our Chief Executive Officer and a member of our board of directors since January 2004. Mr. Hafner received a B.A. in economics from Dartmouth College and an M.B.A. from the Kellogg School at Northwestern University. Mr. Hafner brings to our board of directors significant historical knowledge of KAYAK and relationships in marketing, business development and advertising.

Paul M. English, 49, is our cofounder, was recently appointed President and has been our Chief Technology Officer and a member of our board of directors since January 2004. Mr. English was previously Vice President of Technology for Intuit Inc. from March 1999 until March 2002. In 1997, he cofounded Boston Light Software Corp., which was acquired by Intuit Inc. in August 1999. He also helped establish Intermute Inc., a provider of anti-spam and anti-spyware solutions in May 2000. Mr. English also served as Senior Vice President of Product Management and Marketing and Senior Vice President Engineering at Interleaf Inc., a developer and marketer of software products and services, from February 1989 until December 1995. Mr. English has served on the board of directors of Partners-In-Health since October 2010 and Village Health Works since January 2010, two non-profit corporations aimed at providing health care to the poor. He received his B.A. and M.S. in computer science from the University of Massachusetts in Boston. As the cofounder responsible for much of the technology involved in our business Mr. English brings to our board of directors significant technical knowledge and insight on product strategy and a deep commitment to customer service.

Melissa H. Reiter, 44, was appointed our Chief Financial Officer in March 2012 and is our Treasurer. Prior to that she served as our Senior Vice President of Finance and Investor Relations since October 2009. From October 2006 until October 2009, Ms. Reiter held various positions, most recently as the Vice President of Finance, for Potbelly Sandwich Works, LLC, a restaurant chain. From May 2002 until January 2006, she held various positions, most recently as Controller, at Orbitz, Inc. and prior to that, from August 1991 until May 2002, she held various positions, most recently as senior manager, at Arthur Andersen LLP. Ms. Reiter received a B.S. in business administration from Miami University, Ohio. Ms. Reiter was married to Mr. Birge in November 2012.

Robert M. Birge, 42, has been our Chief Marketing Officer since May 2009. Mr. Birge has more than 15 years of experience in marketing, most recently as the Chief Marketing Officer for IMG Worldwide, Inc., a sports, entertainment and media company, from August 2006 until May 2009. From April 2001 until July 2006, he held various management positions, including Managing Director, at TBWA/Chiat/Day, an advertising agency. From 1998 to 2001, Mr. Birge worked as a consultant with the Boston Consulting Group, where he assisted in the start-up phase of Orbitz, Inc. He received a B.A. in history and government from Dartmouth College and an M.B.A. from the Kellogg School at Northwestern University. Mr. Birge was married to Ms. Reiter in November 2012.

Karen Ruzic Klein, 43, has served as our General Counsel since November 2007 and our Corporate Secretary since February 2008. Prior to joining us, Ms. Klein served as Group Vice President, Legal, with Orbitz Worldwide, Inc., an online travel company, from November 2004 until October 2007. From July 2001 until November 2004, she served as Senior Counsel to Orbitz, Inc., and prior to that, she held various legal positions in technology and software companies, having started as an associate at Katten Muchin Rosenman LLP in 1995. Ms. Klein received a B.A. in political science and international relations from the University of Wisconsin and a J.D. from Chicago-Kent College of Law.

Keith D. Melnick, 43, has served as our Chief Commercial Officer since August 2010, prior to which he was the Executive Vice President of Corporate Development from June 2006 until August 2010 and Vice President of Business Development from February 2004 until June 2006. Prior to joining us, Mr. Melnick was a management consultant with the Boston Consulting Group since May 1999, where he concentrated primarily on travel, e-commerce, financial services and industrial goods and helped found Orbitz, Inc. From 1996 until 1999, he served in Revenue Management and Finance with American Airlines, Inc. Mr. Melnick received a B.S. in mechanical engineering from the University of Illinois and an M.B.A. in finance with highest honors from the University of Southern California.

Paul D. Schwenk, 46, has been our Senior Vice President of Engineering since February 2004 and is responsible for our product development. From 1999 until 2004, Mr. Schwenk was a Senior Group Manager at Intuit Inc., a maker of financial and tax preparation software. From 1998 until 1999, he worked as a Senior Software Engineer at Boston Light Software Corp., a developer of web products and software. In 1997, Mr. Schwenk cofounded, and was the President of, Digital Direct Network, a multi-media networking company. Prior to that, he worked as a software engineer for each of NetCentric Corporation from 1995 until 1997, Avid Technology Inc. from 1994 until 1995 and Interleaf Inc. from 1990 until 1994. Mr. Schwenk received a B.S. in computer science from Rochester Institute of Technology.

William T. O'Donnell, Jr., 45, has been our Chief Architect since February 2004 and is responsible for our mobile products and strategy. From 2003 to 2004, he served as Chief Architect at Intuit, Inc. From 1999 to 2003 he served as staff software engineer at Inuit, Inc. From 1998 to 1999 he served as Chief Architect at Boston Light Software. From 1997 to 1998 he served as Chief Technology Officer at Digital Direct Network. From 1995 to 1997, he served as software engineer at Interleaf, Inc., and from 1989 to 1995 he served as software engineer at a variety of technology companies. Mr. O'Donnell received a B.S. in computer engineering from Carnegie Mellon University.

Dr. Giorgos Zacharia, 38, has been our Chief Scientist since February 2009. In February 2007, he founded Emporics Capital Management, a hedge fund management firm, of which he is a general partner. In January 1999, Dr. Zacharia founded Open Ratings Inc., a provider of supply risk management services which was acquired by Dun & Bradstreet Corp. in 2006, and served as its Chief Technology Officer and Chief Scientist until July 2008. Dr. Zacharia has won five medals in International Mathematical and Physics Olympiads and received an M.S. and a Ph.D. in computer science from the Massachusetts Institute of Technology, where he studied as a Fulbright scholar and a Telecom Italia fellow. Dr. Zacharia holds three algorithm patents.

Dr. Christian W. Saller, 41, has been our Managing Director for Europe since October 2010 and was our Managing Director for Germany from May 2010. He has also served from February 2008 to September 2012 as Managing Director of swoodoo GmbH, a German travel search engine that we acquired in May 2010. Dr. Saller previously was the Chief Financial Officer of GIGA Television GmbH, a gaming television network in Germany, from April 2006 until January 2008. From September 2005 until March 2006, Dr. Saller served as the Chief Operating Officer of Betty TV AG, an interactive TV infrastructure company. He received a Ph.D. in mathematics from Munich Technical University and an M.B.A. from the London Business School.

Directors

The following information pertains to our directors, their ages, principal occupations and other directorships for at least the last five years and information regarding their specific experience, qualifications, attributes or skills. In selecting directors, we consider factors that are in our best interests and those of our stockholders, including diversity of backgrounds, experience and competencies that our board of directors desires to have represented. These competencies include: independence; adherence to ethical standards; the ability to exercise business judgment; substantial business or professional experience and the ability to offer our management meaningful advice and guidance based on that experience; ability to devote sufficient time and effort to the duties of a director; and any other criteria established by our board of directors together with any core competencies or technical expertise necessary for our committees. We believe that each director possesses these qualities and has demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to us and to our board of directors.

Terrell B. Jones, 64, has been the Chairman of our board of directors since March 2004 and also serves as the Chairman of our nominating and governance committee and as a member of our audit committee. Mr. Jones has been the President of On, Inc., a travel and e-commerce consulting firm, since he founded it in May 2002, and has been Special Venture Partner at General Catalyst Partners since mid-2003. Prior to founding On, Inc., Mr. Jones served in various positions with The SABRE Group, a distributor of electronic travel-related products and services, from 1986 until 2002, including most recently as President and Chief Executive Officer of Travelocity.com Inc., an online travel services provider which he helped found and which is currently a subsidiary of The SABRE Group, from 1996 until 2002 and Chief Information Officer of The SABRE Group from 1996 until 1998. He has served on the board of directors and audit committee of Earthlink, Inc., a publicly-traded Internet service provider, since May 2003. Additionally, he is member of the board of directors of Rearden Commerce Inc., a privately held provider of web-based services ranging from travel and entertainment to shipping and event planning, since June 2006, Smart Destinations, a privately held provider of pre-paid access to sightseeing destinations, since July 2009 and Luxury Link, LLC, an online luxury travel information provider since July 2011. Mr. Jones previously served on the board of directors and audit committee of Earthlink, Inc., a publicly-traded Internet service provider, from May 2003 until March 2011. He has also previously served on the board of directors and audit committee of Overture Services, Inc. from January 2002 until June 2003, La Quinta Corp. from May 2004 until June 2006, the board of directors of Travelocity.com Inc. from March 2000 until May 2002 and the board of directors of Entrust, Inc. from November 1998 until 2004, where he also served on the compensation committee. He received a B.A. in history from Denison University. Mr. Jones brings to our board of directors approximately 29 years of experience in the travel industry, a knowledge of the interaction between e-commerce and travel sectors and public company audit and board experience.

Joel E. Cutler, 55, has served as a member of our board of directors since March 2004 and also serves on our compensation committee. Mr. Cutler is a managing director of General Catalyst Partners, a venture capital firm that invests in technology companies, which he cofounded in 2000. Prior to cofounding General Catalyst Partners, he cofounded and operated numerous businesses in the travel, information services, specialty retail, consumer direct marketing and payment processing industries. These businesses include: National Leisure Group, a leisure travel technology and distribution company; Retail Growth ATM Systems, a national ATM and interactive network provider; and Starboard Cruise Services, an operator of duty-free retail stores, for whom he served as Chairman of the board of directors and Chief Executive Officer from 1998 until 2002. Mr. Cutler has served on the board of directors and the audit and compensation committees of FanSnap, Inc., an online ticket comparison shopping site, since October 2007, and Roost, Inc., a real estate search engine operator, since March 2005, all of which are privately held companies. He has also served on the board of directors of TravelPost, Inc., a privately held online hotel reviews and ratings source operator, since March 2010. He previously served on the board of directors of ITA Software, Inc., a provider of airfare pricing and shopping, OLX Inc., an operator of a website for classified ads, from September 2006 until August 2010, and Reveal Imaging Technologies, Inc., a developer of threat detection software and services, from July 2003 until August 2010, all of which were privately held companies during the periods of his service. He served on the compensation committee of OLX Inc. and Reveal Imaging Technologies, Inc. Additionally, he is a member of the board of directors of Beth Israel Deaconess Medical Center, Children's Hospital Boston and The Crohn's and Colitis Foundation of America. Mr. Cutler received a B.A. in government and economics from Colby College and a J.D. from Boston College Law School. Mr. Cutler brings to our board of directors strong financial acumen and a unique perspectives from providing guidance and counsel to a wide variety of companies in the online technology sector.

Michael Moritz, 58, has served as a member of our board of directors since December 2007 and also serves on our nominating and governance committee. Mr. Moritz has been a member of Sequoia Capital, a venture capital fund, since 1986. Prior to joining Sequoia Capital in 1986, he worked in a variety of positions at Time Warner and was a Founder of Technologic Partners, a technology newsletter and conference company. Mr. Moritz has been a member of the board of directors of Green Dot Corporation, a publicly-traded financial services company, since February 2003, where he serves on the compensation committee, and of LinkedIn Corporation, a publicly-traded online professional network, since January 2011. He has previously served on the boards of directors of Flextronics Ltd., Google Inc., PayPal, Inc., Yahoo! Inc. and Zappos.com, Inc. He received an M.B.A. from The Wharton School, University of Pennsylvania and an M.A. from the University of Oxford. Mr. Moritz brings to our board of directors 25 years of experience in the venture capital industry and his experience on the boards of directors of a range of private and publicly-traded companies.

Hendrik W. Nelis, 49, has served as a member of our board of directors since May 2006 and also serves as the Chairman of our compensation committee and as a member of our audit committee. Mr. Nelis is a partner at Accel Partners in London, a venture capital fund which he joined in July 2004. Prior to joining Accel Partners, Mr. Nelis was an investor at Perry Capital from 2002 until 2004, a large hedge fund, where he invested in public communications, media and technology companies. From 1999 until 2002, he was an investment banker at Goldman Sachs International, where he advised businesses on corporate finance and mergers and acquisition transactions. Prior to joining Goldman Sachs, Mr. Nelis founded E-Motion, a venture-backed software company. From 1989 to 1993, Mr. Nelis was at Hewlett-Packard in Palo Alto where he held various engineering positions. He received an M.B.A. with distinction from Harvard Business School and a Ph.D. and M.S. in electrical engineering from Delft University of Technology in The Netherlands. Mr. Nelis brings to our board of directors a unique blend of technical expertise and international experience in investing in and advising media and technology companies.

Brian H. Sharples, 52, has served as a member of our board of directors since December 2011. Mr. Sharples is one of the co-founders of HomeAway, Inc. and has served as its President, Chief Executive Officer and as a member of its board of directors since its inception in April 2004. Prior to that, Mr. Sharples was an angel investor from 2001 until 2004 and also served as Chief Executive Officer of Elysium Partners, Inc., a company in the vacation club ownership market, from 2002 until 2003. Mr. Sharples served as President and Chief Executive Officer of IntelliQuest Information Group, Inc., a supplier of marketing data and research to Fortune 500 technology companies, from 1996 to 2001, as President from 1991 to 1996, and as Senior Vice President from 1989 to 1991. Prior to IntelliQuest, Mr. Sharples was Chief Executive Officer of Practical Productions, Inc., an event-based automotive distribution business, from 1988 to 1989 and a consultant with Bain & Co. from 1986 to 1988. Mr. Sharples has served on the board of directors and compensation committee of Whaleshark Media, Inc., an online coupon site aggregator, since June 2011. He received a B.S. in math and economics from Colby College and an M.B.A. from the Stanford University Graduate School of Business. TMr. Sharples brings to our board of directors his previous tenures in executive positions at various public and private technology companies and his experience in the vacation rental industry.

Gregory S. Stanger, 48, has served as a member of our board of directors since March 2011 and also serves as the Chairman of our audit committee and as a member of our compensation committee and our nominating and governance committee. Mr. Stanger serves as the Chief Financial Officer of oDesk Corporation, an online employment platform operator, and has so served since March 2012. Prior to that, he served as the Chief Financial Officer of Chegg, Inc., a textbook rental service, from March 2010 to October 2011. From June 2005 to June 2009, Mr. Stanger served as a venture partner at Technology Crossover Ventures, a private equity and venture capital firm, and was an executive in residence from December 2003 to June 2005. Prior to that, Mr. Stanger served as Senior Vice President, Chief Financial Officer and director of Expedia, Inc., an online travel company, from February 2002 to December 2003 and as its Chief Financial Officer from October 1999 to December 2003. Before joining Expedia, he served as Senior Director, Corporate Development of Microsoft Corporation and held various positions within Microsoft's finance and corporate development departments since 1991. Mr. Stanger has previously served on the boards of directors of Netflix, Inc., drugstore.com, Inc. and numerous private companies. He served as audit committee chair on most of these boards, including Netflix and drugstore.com. Additionally, he has served on the board of the Yosemite Conservancy since 2010. He received a B.A. from Williams College and an M.B.A. from the University of California at Berkeley. Mr. Stanger brings to our board of directors significant financial and accounting experience from his service as the former chief financial officer of a publicly-traded corporation and the chief financial officer of oDesk Corporation and Chegg, Inc. His managerial experience and his prior service on numerous boards make him a valuable source of strategic, operational, and corporate governance guidance.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires our directors and officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our Class A and Class B common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us, and a review of filed Forms 3, 4 and 5, and other than as set forth below, during the fiscal year ended December 31, 2012, each of our officers, directors and greater than ten percent beneficial owners complied with the Section 16(a) filing requirements.

Oak Investment Partners XII LP filed a single late Form 3 with respect to two transactions. A late Form 4 was filed for each of Messrs. Jones, Sharples and Stanger, each with respect to a single transaction.

Code of Ethics

We adopted a Code of Business Conduct and Ethics, or Code of Conduct, that requires all employees to adhere to the Code of Conduct in discharging their work-related responsibilities. A copy of our Code of Conduct is available on the Investor Relations/Corporate Governance section of our website located at KAYAK.com/investors.

Structure of the Board of Directors

Board Composition

Our business and affairs are managed under the direction of our board of directors which consists of eight members. Each member is elected to serve until such director is subject to the election and qualification of his successor, or their earlier death, resignation or removal. Between annual meetings or special meetings of stockholders, any board vacancies may be filled by a vote of the majority of the remaining directors in office.

Corporate Governance and Director Independence

Under Rule 5605(b)(1) of the NASDAQ Marketplace Rules, independent directors must comprise a majority of a listed company’s board of directors within one year of listing. In addition, the NASDAQ Marketplace Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and governance committees be independent within one year of the date of listing. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. Under NASDAQ Marketplace Rule 5605(a)(2), a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered to be independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

Our board of directors has determined that Messrs. Cutler, Jones, Moritz, Nelis, Stanger and Sharples each qualify as an independent director under the corporate governance rules of the NASDAQ Global Select Market. In making this determination, our board of directors affirmatively determined that none of Messrs. Cutler, Jones, Moritz, Nelis, Stanger and Sharples have a relationship with us that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has also determined that Messrs. Hafner and English are not independent under the NASDAQ Marketplace Rules because they are executive officers of KAYAK.

Board Committees

Our board of directors has established an audit committee, a compensation committee and a nominating and governance committee. The composition and responsibilities of each committee are described below. Members will serve on these committees until their resignation or until otherwise determined by our board of directors.

Audit Committee

Our audit committee currently consists of Messrs. Jones, Nelis and Stanger, with Mr. Stanger serving as Chairman. Our audit committee has responsibility for, among other things:

•
selecting and hiring our independent registered certified public accounting firm and approving the audit and nonaudit services to be performed by our independent registered certified public accounting firm;

•	evaluating the qualifications, performance and independence of our independent registered certified public accounting firm;

•	monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters;

•	reviewing the adequacy and effectiveness of our internal control policies and procedures;

•
discussing the scope and results of the audit with the independent registered certified public accounting firm and reviewing with management and the independent registered certified public accounting firm our interim and year-end operating results; and

•	preparing the audit committee report required by the SEC to be included in our annual proxy statement.

Our board of directors has affirmatively determined that each of Messrs. Jones, Nelis and Stanger meets the definition of “independent director” for purposes of serving on an audit committee under Rule 10A-3 of the Exchange Act and the NASDAQ Marketplace Rules. We believe that each member of our audit committee meets the requirements for financial literacy. In addition, that board has determined that Mr. Stanger qualifies as our “audit committee financial expert.”

Our board of directors has adopted a written charter for our audit committee, which is available on our website at KAYAK.com/investors, the contents of which are not incorporated herein.

Compensation Committee

Our compensation committee currently consists of Messrs. Cutler, Nelis, and Stanger, with Mr. Nelis serving as Chairman. The compensation committee is responsible for, among other things:

•
reviewing and approving compensation of our executive officers including annual base salary, annual incentive bonuses, specific goals, equity compensation, employment agreements, severance and change-in-control arrangements and any other benefits, compensation or arrangements;

•	reviewing succession planning for our executive officers;

•	reviewing and recommending compensation goals, bonus and stock compensation criteria for our employees;

•	determining the compensation of our directors;

•	reviewing and discussing annually with management our “Executive Compensation—Compensation Discussion and Analysis” disclosure at such times as required by SEC rules;

•	preparing the compensation committee report required by the SEC to be included in our annual proxy statement; and

•	administering, reviewing and making recommendations with respect to our equity compensation plans.

Our board of directors has affirmatively determined that each of Messrs. Cutler, Nelis and Stanger meets the definition of “independent director” for purposes of serving on a compensation committee under the applicable rules and regulations of the SEC and the NASDAQ Global Select Market.

Our board of directors has adopted a written charter for our compensation committee, which is available on our website at KAYAK.com/investors, the contents of which are not incorporated herein.

Nominating and Governance Committee

Our nominating and governance committee consists of Messrs. Jones, Moritz and Stanger, with Mr. Jones serving as Chairman.

The nominating and governance committee is responsible for, among other things:

•	assisting our board of directors in identifying prospective director nominees and recommending nominees for each annual meeting of stockholders to our board of directors;

•	reviewing developments in corporate governance practices and developing and recommending governance principles applicable to our board of directors;

•	overseeing the evaluation of our board of directors; and

•	recommending members for each committee of our board of directors.

Our board of directors has affirmatively determined that each of Messrs. Jones, Moritz and Stanger meets the definition of “independent director” for purposes of serving on a corporate governance and nominating committee under the applicable rules and regulations of the SEC and the NASDAQ Global Select Market.

Our board of directors has adopted a written charter for our nominating and governance committee, which is available on our website at KAYAK.com/investors, the contents of which are not incorporated herein.

Item 11. Executive Compensation

Compensation with respect to our named executive officers and directors is set forth below.

Summary Compensation Table

The following table sets forth certain information for fiscal years 2011 and 2012 regarding compensation that was paid, awarded to, or earned by, our “named executive officers,” who consist of our principal executive officer and our next two most highly compensated executive officers. For fiscal year 2012, our named executive officers, were:

•	Daniel Stephen Hafner, Chief Executive Officer, cofounder and Director;

•	Paul M. English, President, Chief Technology Officer, cofounder and Director; and

•	Keith D. Melnick, Chief Commercial Officer.

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Option Awards (2) ($)	Non-Equity Incentive Plan Compensation (3) ($)	All Other Compensation ($)		Total ($)
Daniel Stephen Hafner	2012	$400,000	$—	$5,850,000	$500,000	$—		$6,750,000
Chief Executive Officer & Cofounder	2011	$300,000	$650,000	$—	$—	$—		$950,000
Paul M. English	2012	$400,000	$—	$5,850,000	$500,000	$—		$6,750,000
President, Chief Technology Officer & Cofounder	2011	$300,000	$650,000	$—	$—	$—		$950,000
Keith D. Melnick (4)	2012	$320,000	$—	$1,950,000	$320,000	$292,311	(5)	$2,882,311
Chief Commercial Officer

(1)
Amounts represent bonus amounts in excess of non-equity incentive compensation target amounts that are provided for in each of the named executive officer employment agreements. Cash bonuses in excess of non-equity incentive compensation are awarded at the discretion of our board of directors and are based on our board of directors’ subjective assessments of the named executive officer’s performance and contributions to us.

(2)
Amounts included in “Option Awards” column do not reflect compensation actually received by the named executive officer, but represent the grant date fair value of the award as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC, Topic 718.

(3)
Amount represents non-equity incentive plan compensation payable in accordance with the named executive officer’s employment agreement with us. In 2012, Mr. Hafner and Mr. English were entitled to earn up to $500,000 in non-equity incentive compensation. Mr. Hafner and Mr. English were not entitled to earn any non-equity incentive compensation in 2011. However, each of Mr. Hafner and Mr. English were subsequently awarded a bonus of $650,000 with respect to their 2011 performance. This bonus was paid in 2012. In 2012, Mr. Melnick was entitled to earn up to $320,000 in non-equity incentive compensation.

(4)	Mr. Melnick was not a named executive officer in 2011. As such this table only presents compensation with respect to fiscal year 2012.

(5)
Effective as of August 1, 2012, Mr. Melnick was relocated, for a two-year assignment, from KAYAK's office in Norwalk, Connecticut, to KAYAK's office in Zurich, Switzerland. As such, the column titled "All Other Compensation" includes compensation paid to Mr. Melnick in connection with this relocation, and consists of (i) an expatriation allowance equal to 45% of Mr. Melnick's base salary of $60,000, (ii) reasonable relocation expenses to Zurich, Switzerland, of $61,129, (iii) accommodation expenses of $56,788, and (iv) tuition expenses of $114,394 for Mr. Melnick's school aged children.

Outstanding Equity Awards at 2012 Fiscal Year-End

The following table sets forth certain information regarding outstanding equity awards for each of our named executive officers as of end of fiscal year 2012.

Name	Grant Date		Option Awards
			Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Daniel Stephen Hafner	4/29/2010	(1)	145,833	54,167	$13.00	4/29/2020
	7/19/2012	(2)	—	225,000	$26.00	7/19/2022
Paul M. English	4/29/2010	(1)	145,833	54,167	$13.00	4/29/2020
	7/19/2012	(2)	—	225,000	$26.00	7/19/2022
Keith D. Melnick	2/16/2004	(1)	13,179	—	$1.00	2/14/2014
	8/9/2005	(1)	22,800	—	$1.40	8/9/2015
	4/3/2006	(1)	38,200	—	$1.40	4/3/2016
	1/1/2007	(1)	19,900	—	$2.98	1/1/2017
	6/1/2007	(1)	125,000	—	$5.00	6/1/2017
	7/13/2007	(1)	50,000	—	$5.00	7/13/2017
	10/20/2010	(1)	67,500	52,500	$14.82	10/20/2020
	7/19/2012	(2)	—	75,000	$26.00	7/19/2022

(1)	The shares subject to these stock options vest monthly over a four-year period at a rate of 1/48th per month. Vesting is contingent upon continued service.

(2)
The shares subject to this stock option vest with respect to 25% of the shares subject to such stock option on the first anniversary date of the date of grant and monthly over a three-year period at a rate of 1/48th per month thereafter. Vesting is contingent upon continued service.

Pension Benefits

We do not sponsor defined benefit plans. Consequently, our named executive officers did not participate in, or have account balances in, qualified or nonqualified defined benefit plans. Our board of directors or compensation committee may elect to adopt qualified or nonqualified defined benefit plans in the future if it determines that doing so is in our best interest.

Nonqualified Deferred Compensation

We do not maintain nonqualified defined contribution plans or other deferred compensation plans. Consequently, our named executive officers did not participate in, or have account balances in, nonqualified defined contribution plans or other nonqualified deferred compensation plans. Our board of directors or compensation committee may elect to provide our executive officers and other employees with nonqualified defined contribution or other nonqualified deferred compensation benefits in the future if it determines that doing so is in our best interest.

Employment Agreements and Potential Payments Upon Termination or Change-in-Control

Employment Agreements

We have entered into employment agreements with each of our named executive officers as described below.
Daniel Stephen Hafner.  On May 14, 2012, we entered into an Employment and Non-competition Agreements with Mr. Hafner, which was amended on May 17, 2012, November 7, 2012, and March 29, 2013. The agreement provides for an annual base salary of $400,000, subject to adjustment by the board of directors, and a bonus of 125% of Mr. Hafner's base salary. The agreement also provides for four weeks of paid vacation per year, reimbursement of reasonable business expenses, and participation in such other benefits programs as are provided to our executives generally.

Paul M. English. On May 14, 2012, we entered into an Employment and Non-competition Agreements with Mr. English, which was amended on May 17, 2012, November 7, 2012, and March 29, 2013. The agreement provides for an annual base salary of $400,000, subject to adjustment by the board of directors, and a bonus of 125% of Mr. English's base salary. The agreement also provides for four weeks of paid vacation per year, reimbursement of reasonable business expenses, and participation in such other benefits programs as are provided to our executives generally.

Keith D. Melnick. On May 14, 2012, we entered into an Employment and Non-competition Agreement with Mr. Melnick. The agreement provides for an annual base salary of $320,000, subject to adjustment, and a bonus of 100% of Mr. Melnick's base salary. This agreement was later amended by a letter agreement dated June 18, 2012. Under the terms of the letter agreement, Mr. Melnick was relocated, for a two-year assignment, from our office in Norwalk, Connecticut, to our office in Zurich, Switzerland. In connection with this relocation, we agreed to pay Mr. Melnick additional compensation in the form of (i) an expatriation allowance equal to 45% of Mr. Melnick's base salary, (ii) reasonable relocation expenses to and from Zurich, Switzerland, (iii) reasonable accommodation expenses, and (iv) reasonable tuition expenses for Mr. Melnick's school aged children. In the event of a qualifying termination, we anticipate that we shall continue to pay Mr. Melnick for these added benefits for the remainder of the semester in which Mr. Melnick's children are then currently enrolled.

Termination of Employment Agreements and Change-in-Control Arrangements

The employment agreements described above are silent as to payments to be made to the executive officers in the event of a change of control of KAYAK, but do provide for payment of certain benefits in the event that the officer's employment is terminated without cause or the officer resigns for good reason. The benefits are payable within 60 days of termination, except for the continuation of payment of base salary and the provision of welfare benefits which will occur over a 12-month period as if the executive were still employed with us. The benefits are as follows:

•	any unpaid base salary and the value of any accrued but unused vacation;

•
a lump-sum payment equal to the pro-rata portion of any performance bonus that would be payable with respect to the bonus year in which the termination occurs (based on the number of days of the bonus year elapsed through the effective date of termination and the amount of the target bonus set by our board of directors or compensation committee);

•	acceleration of 50% of all unvested equity held by the executive as of termination;

•	continuation of payment of base salary for 12 months;

•	reimbursement of expenses to which the executive is entitled from KAYAK; and

•	continuation of the welfare benefit plans of KAYAK for 12 months.

In addition to the severance payments above, if Mr. Melnick's employment with us is terminated without cause, or by Mr. Melnick for good reason, we shall continue to pay Mr. Melnick's added relocation benefits for the remainder of the semester in which Mr. Melnick's children are then currently enrolled in school in Zurich, Switzerland. We would also compensate Mr. Melnick for reasonable costs incurred to relocate his family back to the United States.

Director Compensation

To attract and retain the most highly qualified individuals to serve on our board of directors, we offer each of our non-employee directors compensation for their service on our board of directors. For fiscal year 2012, the non-employee directors were paid:

•	a base annual retainer of $50,000 in cash;

•
an additional annual retainer of $10,000 in cash to members of the audit committee (other than the chairperson) and an annual retainer of $5,000 in cash to members of the compensation and nominating and governance committees (other than the chairpersons);

•	an additional annual retainer of $25,000 in cash to the chair of the audit committee;

•	an additional annual retainer of $10,000 in cash to the chair of the compensation committee and to the chair of the nominating and governance committee; and

•	an additional annual retainer of $25,000 in cash to the chairperson of our board of directors.

In addition to the foregoing cash compensation, certain of our nonemployee directors were awarded restricted stock units of Class A common stock as equity compensation for service on our board of directors and committees. With the exception of the initial restricted stock unit awards in August 2012, which were based on a set number of shares, equity compensation consists of $175,000 of restricted stock units, based on the per share price of the Class A common stock at the time of grant.

Each of Messrs. Cutler, Moritz and Nelis have elected to forego receipt of the foregoing cash and restricted stock unit compensation.

Director Compensation Table

The following table sets forth compensation paid to each of our non-employee directors as of end of fiscal year 2012.

Name	Fees earned or paid in cash ($)	Stock awards (1) ($)	Total ($)
Terrell B. Jones	95,000	367,378	462,378
Joel E. Cutler	—	—	—
Michael Moritz	—	—	—
Hendrik W. Nelis	—	—	—
Brian H. Sharples	50,000	358,696	408,696
Gregory S. Stanger	85,000	367,378	452,378

(1)
Stock awards consist of restricted stock units. Restricted stock units were granted to Messrs. Jones and Stanger in August 2012 with respect their service as directors in 2011 and 2012. Half of these restricted stock units granted in August 2012 vest quarterly over a two-year period from March 3, 2011, and the other half vests quarterly over a two-year period from March 3, 2012. Mr. Sharples was granted a restricted stock unit in August 2012 that vests quarterly over a two-year period from December 22, 2011. Mr. Sharples also granted a restricted stock unit in December 2012 that vests quarterly over a two-year period from December 22, 2012. Restricted stock unit awards are payable at the time of vesting 35% in cash based on the the fair market value at the time of vesting, and 65% in shares of Class A common stock.

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee during 2012 were Messrs. Joel E. Cutler, Hendrik W. Nelis, and Gregory S. Stanger. None of these members is a current or former officer or employee of the Company or, to our knowledge, has any interlocking relationships as set forth in applicable SEC rules that require disclosure as a Compensation Committee interlock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables sets forth certain information regarding the beneficial ownership of KAYAK Class A common stock and Class B common stock as of March 22, 2013 (except as noted in the footnotes below) and with respect to:
• each person known by us to beneficially own 5% or more of the outstanding shares of KAYAK Class A common stock or Class B common stock;
• each member of KAYAK's board;
• each named executive officer; and
• the members of KAYAK's board and KAYAK's executive officers as a group.
Unless otherwise noted below, the address of each beneficial owner listed in the table below is c/o KAYAK Software Corporation, 55 North Water Street, Suite 1, Norwalk, CT 06854.
KAYAK has determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, KAYAK believes, based on the information furnished to KAYAK, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of KAYAK common stock that he, she or it beneficially owns.
Applicable percentage ownership and voting power is based on 38,973,218 shares of common stock outstanding on March 22, 2013. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, KAYAK deemed outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 22, 2013 as well as shares of stock underlying restricted stock units that will settle within 60 days of March 22, 2013. KAYAK did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

	Class A Common Stock Beneficially owned		Class B Common Stock Beneficially owned
Name and Address of Beneficial Owner	# Class A Shares	%	# Class B Shares	%	% Total Voting Power**
5% Stockholders:
General Catalyst Partners (1)	74,225	*%	10,146,960	33.63%	32.7%
Sequoia Capital (2)	74,225	*%	6,000,797	19.89%	19.35%
Accel Funds (3)	18,556	*%	4,797,286	15.9%	15.46%
Oak Investment Partners XII, LP(4)	292,027	3.32%	3,585,272	11.88%	11.64%
T. Rowe Price Associates, Inc.(5)	711,700	8.09%	—	—	*
AQR Capital Management, LLC and CNH Partners, LLC (6)	1,063,108	12.08%	—	—	*
Nokota Management LP (7)	598,135	6.80%	—	—	*

Directors and Named Executive Officers:	# Class A Shares	%	# Class B Shares	%	% Total Voting Power**
Daniel Stephen Hafner(8)(10)(11)	602,267	6.84%	1,768,931	5.83%	5.86%
Paul M. English(8)(12)(13)	208,075	2.36%	2,875,253	9.48%	9.28%
Joel E. Cutler(1)	74,225	*%	10,146,960	33.63%	32.7%
Michael Moritz(2)	74,225	*%	6,000,797	19.89%	19.35%
Hendrik W. Nelis(3)	18,556	*%	4,797,286	15.9%	15.46%
Terrell B. Jones(8)(9)	6,564	*%	311,500	1.02%	*
Brian H. Sharples(9)	3,091	*%	—	—	*
Gregory S. Stanger(9)	6,564	*%	—	—	*
Melissa H. Reiter(8)(15)	—	—	293,503	*	*
Robert M. Birge(8)(15)	—	—	293,503	*	*
Keith D. Melnick(8)	—	—	349,078	1.14%	1.11%
Willard H. Smith(14)	—	—	50,000	*	*
All executive officers and directors as a group (17 individuals)	993,567	11.29%	28,032,537	86.10%	84.13%
*    Indicates ownership of less than one percent.

**    Percentage total voting power represents voting power with respect to all shares of KAYAK Class A common stock and Class B common stock, voting as a single class. Each holder of Class B common stock is entitled to ten votes per share of Class B common stock and each holder of Class A common stock is entitled to one vote per share of Class A common stock on all matters submitted to KAYAK stockholders for a vote. The Class A common stock and Class B common stock vote together as a single class on all matters submitted to a vote of KAYAK stockholders, except as may otherwise be required by law. The Class B common stock is convertible at any time by the holder into shares of Class A common stock on a share-for-share basis.

(1)	Such Class A common stock is held by General Catalyst Partners as follows:
337 shares held by GC Entrepreneurs Fund II, L.P.
324 shares held by GC Entrepreneurs Fund III, L.P.
1,138 shares held by GC Entrepreneurs Fund V, LP
8,941 shares held by General Catalyst Group II, L.P.
8,954 shares held by General Catalyst Group III, L.P.
36,354 shares held by General Catalyst Group V Supplemental L.P.
18,177 shares held by General Catalyst Group V, L.P.
Such Class B common stock is held by General Catalyst Partners as follows:
155,863 shares held by GC Entrepreneurs Fund II, L.P.
149,701 shares held by GC Entrepreneurs Fund III, L.P.
32,150 shares held by GC Entrepreneurs Fund V, LP
4,131,405 shares held by General Catalyst Group II, L.P.
4,137,570 shares held by General Catalyst Group III, L.P.
1,026,847 shares held by General Catalyst Group V Supplemental L.P.
513,424 shares held by General Catalyst Group V, L.P.
Each of David Fialkow, David Orfao and Joel Cutler, KAYAK's director, is a Managing Director of General Catalyst GP II, LLC, General Catalyst GP III, LLC and General Catalyst GP V, LLC and may be deemed to share voting and dispositive power over the shares held of record by General Catalyst Group II, L.P., General Catalyst Group III, L.P., General Catalyst Group V, L.P., General Catalyst Group V Supplemental, L.P., GC Entrepreneurs Fund II, L.P., GC Entrepreneurs Fund III, L.P., and GC Entrepreneurs Fund V, L.P. Each of the Managing Directors disclaims beneficial ownership of any such shares except to the extent of his proportionate pecuniary interest therein. The address for Mr. Cutler and General Catalyst Partners is 20 Cambridge Road, 4th Floor, Cambridge, MA 02138.

(2)	Such Class A common stock is held by Sequoia Capital as follows:
69,853 shares held by Sequoia Capital Growth Fund III
3,607 shares held by Sequoia Capital Growth III Principals Fund
765 shares held by Sequoia Capital Growth Partners III
Such Class B common stock is held by Sequoia Capital as follows:
2,269,059 shares held by Sequoia Capital Growth Fund III
111,677 shares held by Sequoia Capital Growth III Principals Fund
22,338 shares held by Sequoia Capital Growth Partners III
3,154,842 shares held by Sequoia Capital XI
343,224 shares held by Sequoia Capital XI Principals Fund
99,657 shares held by Sequoia Technology Partners XI
SCGF III Management, LLC is the general partner of Sequoia Capital Growth Fund III and Sequoia Capital Growth Partners III and managing member of Sequoia Capital Growth III Principals Fund and has sole voting and investment power. SCXI Management, LLC is the general partner of Sequoia Capital XI and Sequoia Technology Partners XI and managing member of Sequoia Capital XI Principals Fund has sole voting and investment power. Voting and investment power over the shares beneficially owned by SCGF III Management, LLC is shared by Michael Moritz, KAYAK's director, Roelof Botha, James Goetz, Douglas Leone, Scott Carter, and Mike Goguen, its managing members. Voting and investment power over the shares beneficially owned by SCXI Management, LLC is shared by

Michael Moritz, KAYAK's director, Douglas Leone, and Mike Goguen, its managing members. The managing members disclaim beneficial ownership of such shares except to the extent of their respective proportionate pecuniary interests therein. The address for Mr. Moritz and Sequoia Capital is 3000 Sand Hill Road, 4-250, Menlo Park, CA 94025.

(3)	Such Class A common stock is held by Accel Funds as follows:
18,176 shares held by Accel London II L.P.
380 shares held by Accel London Investors 2006 L.P.
Such Class B common stock is held by Accel Funds as follows:
4,698,942 shares held by Accel London II L.P.
98,344 shares held by Accel London Investors 2006 L.P.
Accel London II Associates L.L.C. is the general partner of Accel London II Associates L.P., which is the general partner of Accel London II L.P. and has the sole voting and investment power. Accel London II Associates L.L.C. is the general partner of Accel London Investors 2006 L.P. and has the sole voting and investment power. Voting and investment power over the shares beneficially owned by Accel London II Associates L.L.C. is shared by the managers, Jonathan Biggs, Kevin Comolli, Bruce Golden and Hendrik W. Nelis, KAYAK's director. The general partner and managers disclaim beneficial ownership of the shares owned by the Accel Funds except to the extent of their proportionate pecuniary interest therein. The address for Mr. Nelis is 16 St. James's Street, London SW1A 1ER, United Kingdom. The address for the Accel Funds is 428 University Avenue, Palo Alto, CA 94301.

(4)
Oak Investment Partners XII, LP, a Delaware limited partnership, is controlled by Oak Associates XII, LLC, its General Partner. Voting and dispositive power over the shares held of record by Oak Investment Partners XII, LP may be deemed to be held by Bandel L. Carano, Edward F. Glassmeyer, Frederic W. Harman, Ann H. Lamont and Iftikar A. Ahmed, managing members of Oak Associates XII, LLC. The managing members disclaim beneficial ownership of the shares held by Oak Investment Partners XII, LP except to the extent of their respective proportionate pecuniary interests therein. The principal address for Oak Investment Partners XII, LP is One Gorham Island, Westport, Connecticut 06880.

(5)
As reported on a Schedule 13G filed with the SEC on February 6, 2013, jointly by T. Rowe Price Associates, Inc. and T. Rowe Price New Horizons Fund, Inc., T. Rowe Price Associates, Inc. is the beneficial owner of 711,700 shares of Class A common stock. T. Rowe Price Associates, Inc. has sole dispositive power over all 711,700 shares and sole voting power with respect to 75,100 shares. Pursuant to the Schedule 13G, T. Rowe Price New Horizons Fund, Inc. beneficially owns 636,600 shares and has sole voting power with respect to all such shares.

The principal address for T. Rowe Price Funds is 100 E. Pratt Street, Baltimore, Maryland 21202.

(6)
As reported on a Schedule 13G filed with the SEC on February 15, 2013 jointly by AQR Capital Management, LLC and CNH Partners, LLC, AQR Capital Management, LLC and CNH Partners, LLC are the beneficial owner of 1,063,108 shares of Class A common stock and possess shared power to vote and shared power to dispose of such shares. The principal address for AQR Capital Management, LLC and CNH Partners, LLC is 2 Greenwich Plaza, 3rd Floor, Greenwich, Connecticut 06830.

(7)
As reported on a Schedule 13G/A filed with the SEC on February 27, 2013 by Nokota Management LP is the beneficial owner of 589,135 shares of Class A common stock and possesses shared power to vote and shared power to dispose of such shares. The principal address for Nokota Management LP is 1330 Avenue of the Americas, 26th Floor, New York, New York 10019.

(8)
Includes the following number of shares of Class B common stock which such director or executive officer has the right to acquire upon the exercise of stock options that were exercisable as of March 22, 2013, or that will become exercisable within 60 days after that date:

Name	Class B Shares
Daniel Stephen Hafner	166,666
Paul M. English	166,666
Terrell B. Jones	301,500
Melissa H. Reiter	127,498
Robert M. Birge	151,562
Keith D. Melnick	349,078

(9)
Includes the following number of shares of Class A common stock which such director or executive officer has the right to acquire upon the settlement of restricted stock units that will settle within 60 days of March 22, 2013:

Name	Class A Shares
Terrell B. Jones	1,094
Brian H. Sharples	—
Gregory S. Stanger	1,094

(10)	Includes 1,602,265 shares of Class B common stock beneficially owned by Mr. Hafner as follows:
1,002,265 shares held directly by Mr. Hafner;
500,000 shares held by the DS Hafner Trust, which beneficial ownership Mr. Hafner disclaims;
100,000 shares of common stock held by Daniel Stephen Hafner, as trustee for the JM Hafner Trust, which beneficial ownership Mr. Hafner disclaims; and

(11)
Includes 602,267 shares of Class A common stock over which Mr. Hafner has limited voting power pursuant to a voting agreement and proxy dated April 13, 2011. Mr. Hafner disclaims beneficial ownership of such shares.

(12)	Includes 2,013,859 shares of common stock beneficially owned by Mr. English as follows:
912,940 shares of Class B common stock held directly by Mr. English;
100,000 shares of Class B common stock and 208,075 shares of Class A common stock, held by Paul M. English, as trustee for The Paul M. English 2007 Irrevocable Family Trust, which beneficial ownership Mr. English disclaims;
315,880 shares of Class B common stock held by Paul M. English as trustee for The Paul M. English 2009 Charitable Remainder Unitrust I, which beneficial ownership Mr. English disclaims;
315,880 shares of Class B common stock held by Paul M. English as trustee for The Paul M. English 2009 Charitable Remainder Unitrust II, which beneficial ownership Mr. English disclaims; and
161,084 shares of Class B common stock held by Paul M. English as trustee for the Paul M. English Family 2006 Remainder Trust—General Trust fbo Michael, which beneficial ownership Mr. English disclaims.

(13)	Includes 902,803 shares of Class B common stock over which Mr. English has sole voting power pursuant to a proxy dated November 5, 2010. Mr. English disclaims beneficial ownership of such shares.

(14)	Willard H. Smith, having resigned his position during the last completed fiscal year, is not currently an officer of KAYAK.

(15)
Mr. Birge and Ms. Reiter were married in November 2012. Amount includes beneficial ownership 166,005 shares of Class B common stock held by Mr. Birge and beneficial ownership of 127,498 shares of Class B common stock held by Ms. Reiter.

As previously disclosed, On November 8, 2012, we entered into the Merger Agreement and priceline.com. Under the terms of the Merger Agreement, we will merge with and into a wholly owned subsidiary of priceline.com. For a further discussion of the Merger Agreement, please see the "Priceline.com Transaction" on page 2 of this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

We describe below transactions since January 1, 2012 to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and

•
any of our directors, executive officers, holders of more than 5% of our currently outstanding Class A or Class B common stock, or any member of their immediate family had or will have a direct or indirect material interest.

Stockholders’ Agreement

On May 6, 2010, in connection with our acquisition of swoodoo, we entered into a Stockholders’ Agreement with certain holders of our convertible preferred stock and our common stock, including funds affiliated with General Catalyst Partners, funds affiliated with Sequoia Capital, of which Michael Moritz, one of our directors, is a partner, funds affiliated with Accel Partners, of which Hendrik W. Nelis, another of our directors, is a partner, Oak Investment Partners, one of our stockholders, Mr. Hafner, Mr. English and Dr. Christian W. Saller, our Managing Director for Europe. Among other things, the agreement provided for the following:

•
it gave us and certain of our stockholders the right of first refusal with respect to a sale of any of the shares of our common stock issued to Dr. Saller and other former swoodoo stockholders in connection with the acquisition, which shares of common stock were automatically converted into shares of our Class B common stock upon completion of our IPO;

•
it obligated Dr. Saller and other holders of the shares of our common stock issued in connection with the acquisition, which shares of common stock were automatically converted into shares of our Class B common stock upon completion of our IPO, to vote their shares for the election of the members of our board of directors consistent with the terms of our Sixth Amended and Restated Stock Restriction and Co-Sale Agreement; and

•
it provided that, in the event of an approved sale of us, Dr. Saller and other holders of the shares of our common stock issued in connection with the acquisition, which shares of common stock were automatically converted into shares of our Class B common stock upon completion of our IPO, were required to vote their shares in favor of the sale.

This agreement terminated upon completion of our initial public offering in July 2012.

Stock Restriction and Co-Sale Agreement

On December 22, 2011, we entered into the Sixth Amended and Restated Stock Restriction and Co-Sale Agreement with certain holders of our convertible preferred stock and our common stock, including America Online, Inc., certain funds affiliated with General Catalyst Partners, Sequoia Capital and Accel Partners, respectively, Oak Investment Partners, Mr. Hafner, trusts of which Mr. Hafner is a trustee, Mr. English and trusts of which Mr. English is a trustee. Among other things, the agreement provided for the following:

•
it gave us and the preferred stockholders party to the agreement a right of first refusal with respect to proposed sales by certain holders of shares of KAYAK common stock listed in the agreement, which shares of common stock were automatically converted into shares of our Class B common stock upon completion of our initial public offering, to third parties;

•	it established the composition of our board of directors;

•	It provided that, in the event of an approved sale of our company, the parties to the agreement would be obligated to vote in favor of the sale; and

•	it gave Oak Investment Partners the right to designate a board observer.

This agreement terminated upon completion of our IPO in July 2012.

Investor Rights Agreement

On March 22, 2010, we entered into the Sixth Amended and Restated Investor Rights Agreement with certain of our investors referred to therein and our founders group, consisting of Mr. Hafner and trusts of which Mr. Hafner is a trustee and Mr. English and trusts of which Mr. English is a trustee. The investors include funds affiliated with General Catalyst Partners, funds affiliated with Sequoia Capital, funds affiliated with Accel Partners, Oak Investment Partners, Messrs. Slyngstad, Hafner and English. Among other things, the agreement, as amended to date, provides for the following:

•
it provides certain holders of shares of our convertible preferred stock and common stock, which shares of common stock were automatically converted into shares of our Class B common stock upon completion of our initial public offering, with certain demand, “piggyback” and short-form registration rights, subject to lock-up arrangements;

•	it provides for indemnification for certain liabilities in connection with a registration of our securities; and

•
it establishes certain restrictions with respect to the transfer and issuance of our capital stock, including a right of first refusal in favor of certain investors and our founders group with respect to the issuance of certain securities by us, and it contains other restrictions, including limitations on our ability to incur debt, except for indebtedness under certain specified loan arrangements; however, these restrictions terminated upon the completion of of our initial public offering in July 2012.

Election and Amendment Agreement

On April 19, 2012, we entered into the Election and Amendment Agreement with the holders of a majority of our capital stock in order to ensure that our capital structure, upon completion of our initial public offering, would consist of 150,000,000 shares of Class A common stock, 50,000,000 shares of Class B common stock, and 5,000,000 shares of undesignated preferred stock. Through the Election and Amendment Agreement, we also obtained the benefit of amendments to our Stockholders’ Agreement, Stock Restriction and Co-Sale Agreement and Investor Rights Agreement, as well as an election by such stockholders under, and consent to an amendment to, our amended and restated certificate of incorporation as in effect prior to our IPO. In exchange of the entering into the Election and Amendment Agreement, we issued to certain stockholders, for no cash consideration, 308,032 shares of Class A common stock. In addition, certain of our stockholders also vested in a right to purchase from us, up to an aggregate of 352,178 shares of Class A common stock at an exercise price of $26.00 per share. This right terminated on August 1, 2012, and eligible stockholders elected to purchase 231,695 of these shares for an additional consideration of approximately $6.0 million.

Services Agreement with ITA Software, Inc.

On March 3, 2005, we entered into a Services Agreement with ITA, of which Mr. Cutler was a director and funds affiliated with General Catalyst Partners were 10% stockholders, for the licensing to us of airline faring engine software. The agreement was subsequently amended on July 18, 2007, March 11, 2008 and January 1, 2009. We paid ITA an initial payment of $166,666 followed by a monthly service fee based on the number of queries performed, subject to a minimum of $83,333 per month, a software maintenance and operation fee of $225 per hour and a hardware fee per month of $1,450 per dual processor server used.

On March 11, 2008, in addition to our arrangement with ITA, we agreed to assume payment obligations of SideStep to ITA following our acquisition of SideStep. On January 1, 2009, we agreed to amend the fee schedule as follows: to increase the monthly service fee to a minimum of $500,000 for the period until January 1, 2010, and a minimum of $583,333 per month thereafter until our aggregate payments for 2012 equal certain agreed-upon amounts, following which we would cease such monthly minimum payments until January 1, 2013, whereupon we have agreed to pay a minimum monthly fee to be calculated based upon the number of queries performed in 2012.

For the period from January 1, 2012 through December 31, 2012, we paid approximately $7.7 million related to this agreement. For the period January 1, 2013 through December 31, 2013, we have as estimated minimum commitment of approximately $5.6 million.

Family Relationships

In November 2012, Melissa H. Reiter, our Chief Financial Officer and Robert M. Birge, our Chief Marketing Officer, were married. Ms. Reiter's and Mr. Birge's cash based compensation, including salary and bonus for 2012 was $412,500 and $640,000, respectively. In addition, in 2012 each of Ms. Reiter and Mr. Birge were awarded options to acquire 75,000 shares of our Class A common stock at an exercise price of $26.00 per share.

Indemnification of Officers and Directors

Our amended and restated certificate of incorporation and amended and restated by-laws indemnify our directors and officers to the fullest extent permitted by Delaware law, which prohibits our amended and restated certificate of incorporation from limiting the liability of our directors for the following: (i) any breach of the director’s duty of loyalty to us or to our stockholders; (ii) acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law; (iii) under Section 174 of the Delaware General Corporation Law; and (iv) transactions from which the director derived improper personal benefit. If Delaware law is amended to authorize corporate action further eliminating or limiting the personal liability of a director, then the liability of our directors will be eliminated or limited to the fullest extent permitted by Delaware law, as so amended. We have purchased directors’ and officers’ liability insurance that insures against the costs of defense, settlement or payment of a judgment under certain circumstances. We have also purchased employed lawyer’s insurance, under which our employees who are attorneys, including Ms. Klein, our General Counsel and Secretary, are insured against claims of legal malpractice in certain situations. In addition, our amended and restated certificate of incorporation provides that our directors will not be liable for monetary damages for breach of fiduciary duty.

In connection with our IPO, we entered into indemnification agreements with each of our directors. These indemnification agreements provide the directors with contractual rights to indemnification, expense advancement and reimbursement, to the fullest extent permitted under Delaware law.

Our board of directors also approved a form of indemnification agreement to be entered into with our executive officers. The indemnification agreements provide these executive officers with contractual rights to indemnification, expense advancement and reimbursement, to the fullest extent permitted under Delaware law. We may also enter into indemnification agreements with any new directors or certain of our executive officers that may be broader in scope than the specific indemnification provisions contained in the indemnification agreements described above or under Delaware law.

There is no pending litigation or proceeding naming any of our directors or officers to which indemnification is being sought, and we are not aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.

Procedures for Approval of Related Party Transactions

Our board of directors has adopted a written policy for the review of any transaction, arrangement or relationship in which we are a participant, the amount involved exceeds $100,000 and one of our executive officers, directors, director nominees or 5% stockholders (or their immediate family members), each of whom we refer to as a related party, has a direct or indirect interest.

If a related party proposes to enter into such a transaction, arrangement or relationship, which we refer to as a related party transaction, the related party must report the proposed related party transaction to the chairperson of our nominating and governance committee. Additionally, under the policy, we will solicit this information from directors, executive officers and 5% stockholders via annual questionnaires. The policy calls for the proposed related party transaction to be reviewed and, if deemed appropriate, approved by the nominating and governance committee. Whenever practicable, the reporting, review and approval will occur prior to entering into the transaction. If advance review and approval is not practicable, the nominating and governance committee will review and, in its discretion, may ratify the related party transaction. Any related party transactions that are ongoing in nature will be reviewed annually and the nominating and governance committee may establish guidelines for our management to follow its ongoing dealings with the related party.

A related party transaction reviewed under the policy will be considered approved or ratified if it is authorized by the nominating and governance committee after full disclosure of the related party’s interest in the transaction. The written policy also provides for the standing pre-approval of certain related party transactions, such as the employment compensation of executive officers, director compensation and certain charitable contributions, among other things. The policy includes a nepotism policy under which no immediate family member of a director or executive officer shall be hired until the employment arrangement is approved by the nominating and governance committee or, if it is not practicable for us to wait until the next nominating and governance committee meeting, by the chairperson of such committee.

Item 14. Principal Accountant Fees and Service

Fees Paid to PricewaterhouseCoopers LLP:

The following table sets forth the fees accrued or paid to our independent registered public accounting firm for the years ended December 31, 2012 and 2011:

Audit and Non-Audit Fees

	PricewaterhouseCoopers LLP
	2012	2011
Audit Fees (1)	$692,613	$646,129
Audit-Related Fees (2)	165,000	70,000
Tax Fees (3)	550,188	882,670
All Other Fees (4)	900	900
Total	$1,408,701	$1,599,699

(1)
Audit fees relate to professional services rendered in connection with the audit of our consolidated financial statements included in Form 10-K, review of financial statements included in Form 10-Q, and audit services provided in connection with our statutory and regulatory filings and for our IPO.

(2)
Audit-related fees are comprised of fees for professional services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”. Audit-Related Fees include fees and expenses for due diligence in connection with acquisitions including our pending merger with priceline.com, accounting consultations and benefit plan audits.

(3)	Tax fees relate to professional services rendered in connection with tax audits, international tax compliance, and international tax consulting and planning services.

(4)	All other fees consist of a subscription to a SEC disclosure checklist.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm

We maintain an auditor independence policy that bans our auditors from performing non-financial consulting services, such as information technology consulting and internal audit services. This policy mandates that the audit committee approve the audit and non-audit services and related budget in advance, and that the audit committee be provided with quarterly reporting on actual spending. This policy also mandates that we may not enter into auditor engagements for non-audit services without the express approval of the audit committee. In accordance with this policy, the audit committee pre-approved all services to be performed by our independent registered public accounting firm, for 2011 and 2012.

PART IV
Item 15. Exhibits and Financial Statement Schedules

Exhibit No.		Description
2.1
Agreement and Plan of Merger, dated as of November 8, 2012, by and among KAYAK Software Corporation, priceline.com Incorporated and Produce Merger Sub, Inc. (filed as exhibit 2.1 to Current Report on Form 8-K filed on November 8, 2012). (1)

3.1		Amended and Restated Certificate of Incorporation of the Company (filed as exhibit 3.9 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)
3.2		Amended and Restated By-Laws of the Company (filed as exhibit 3.11 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012) (1)
4.1		Form of Registrant’s Class A Common Stock Certificate (filed as exhibit 4.1 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)
4.2
Sixth Amended and Restated Investor Rights Agreement, dated March 22, 2010, between the Company and the certain investors and founders named therein, as amended to date (filed as exhibit 4.3 to the Registration Statement on Form S-1 filed on November 17, 2010). (1)

4.3
First Amendment to the Sixth Amended and Restated Investor Rights Agreement, dated October 1, 2010, between the Company and certain investors and founders named therein (filed as exhibit 4.4 to the Registration Statement on Form S-1 filed on November 17, 2010). (1)

4.4
Second Amendment to the Sixth Amended and Restated Investor Rights Agreement, dated February 10, 2012, between the Company and certain investors and founders named therein (filed as exhibit 4.6 to Amendment No. 9 to the Registration Statement on Form S-1 filed on March 9, 2012). (1)

4.5		Form of Registrant’s Class B Common Stock Certificate (filed as exhibit 4.8 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)
4.6
Election and Amendment Agreement, dated April 19, 2012, between the Company and the stockholders named therein (filed as exhibit 4.9 to Amendment No. 10 to the Registration Statement on Form S-1 filed on April 20, 2012). (1)

4.7
Third Amendment to the Sixth Amended and Restated Investor Rights Agreement, dated May 8, 2012, between the Company and certain investors and founders named therein (filed as exhibit 4.8 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)

10.1	†	2004 Stock Incentive Plan (filed as exhibit 10.1 to the Registration Statement on Form S-1 filed on November 17, 2010). (1)
10.2	†
Third Amended and Restated 2005 Equity Incentive Plan, amended by First Amendment, dated January 31, 2008, Second Amendment, dated February 28, 2008, Third Amendment, dated August 27, 2008, Fourth Amendment, dated July 22, 2009, Fifth Amendment, dated December 9, 2009 and Sixth Amendment, dated September 17, 2010. (filed as exhibit 10.2 to the Registration Statement on Form S-1 filed on November 17, 2010). (1)

10.3	†	2012 Equity Incentive Plan (filed as exhibit 10.3 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)
10.4	^	Services Agreement, dated March 3, 2005, between the Company and ITA Software, Inc. (filed as exhibit 10.4 to the Registration Statement on Form S-1 filed on November 17, 2010). (1)
10.5	^
Amendment to Services Agreement, dated July 18, 2007, between the Company and ITA Software, Inc. (filed as exhibit 10.5 to Amendment No. 5 to the Registration Statement on Form S-1 filed on May 27, 2011). (1)

10.6	^	Letter Agreement, dated March 11, 2008, between the Company, SideStep, Inc. and ITA Software, Inc. (filed as exhibit 10.6 to the Registration Statement on Form S-1 filed on November 17, 2010). (1)
10.7	^
Second Amendment to Services Agreement, dated January 1, 2009, between the Company and ITA Software, Inc. (filed as exhibit 10.7 to Amendment No. 5 to the Registration Statement on Form S-1 filed on May 27, 2012). (1)

10.8		Lease Agreement, dated August 7, 2008 between the Company and Jefferson at Maritime, L.P. (filed as exhibit 10.8 to the Registration Statement on Form S-1 filed on November 17, 2010). (1)
10.9
Office Lease Agreement, dated September 26, 2008, between the Company and Normandy Concord Acquisition, LLC (filed as exhibit 10.9 to the Registration Statement on Form S-1 filed on November 17, 2010). (1)

10.10	^
Amended and Restated Promotion Agreement, dated April 23, 2009, between the Company and Orbitz Worldwide, LLC (filed as exhibit 10.10 to Amendment No. 5 to the Registration Statement on Form S-1 filed on May 27, 2012). (1)

10.11		Letter Agreement, dated November 24, 2009 by Jefferson at Maritime L.P. to the Company (filed as exhibit 10.11 to the Registration Statement on Form S-1 filed on November 17, 2010). (1)
10.12		Office Lease, dated November 25, 2009, between the Company and SPF Mathilda, LLC (filed as exhibit 10.12 to the Registration Statement on Form S-1 filed on November 17, 2010). (1)
10.13	^	Google Services Agreement, dated November 1, 2010, between the Company and Google Inc. (filed as exhibit 10.13 to Amendment No. 12 to the Registration Statement on Form S-1 filed on May 27, 2012). (1)
10.14	^	KAYAK Insertion Order: IO10963, dated April 5, 2012, between the Company and Expedia (filed as exhibit 10.14 to Amendment No. 13 to the Registration Statement on Form S-1 filed on July 6, 2010). (1)
10.15		Standard Terms and Conditions for Internet Advertising for Media Buys One Year or Less v 2.0 (filed as exhibit 10.20 to the Registration Statement on Form S-1 filed on November 17, 2010). (1)
10.16
Form of Insertion Order under Standard Terms and Conditions for Internet Advertising for Media Buys One Year or Less v 2.0 (filed as exhibit 10.21 to the Registration Statement on Form S-1 filed on November 17, 2010). (1)

10.17	†
Stock Option Agreement, dated April 29, 2010, between the Company and Daniel Stephen Hafner (filed as exhibit 10.31 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 14, 2011). (1)

10.18	†
Stock Option Agreement, dated April 29, 2010, between the Company and Paul M. English (filed as exhibit 10.32 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 14, 2011). (1)

10.19	†
Stock Option Agreement, dated November 1, 2007, between the Company and Karen Ruzic Klein (filed as exhibit 10.33 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 14, 2011). (1)

10.20	†
Option Amendment Agreement, dated July 7, 2009, between the Company and Karen Ruzic Klein (filed as exhibit 10.34 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 14, 2011). (1)

10.21	†
Stock Option Agreement, dated October 1, 2010, between the Company and Karen Ruzic Klein (filed as exhibit 10.35 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 14, 2011). (1)

10.22	†	Stock Option Agreement, dated May 19, 2009, between the Company and Robert M. Birge (filed as exhibit 10.36 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 14, 2011). (1)
10.23	†
Stock Option Agreement, dated October 1, 2010, between the Company and Robert M. Birge (filed as exhibit 10.37 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 14, 2011). (1)

10.24	†
Stock Option Agreement, dated February 11, 2010, between the Company and Melissa H. Reiter (filed as exhibit 10.38 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 14, 2011). (1)

10.25	†
Stock Option Agreement, dated October 1, 2010, between the Company and Melissa H. Reiter (filed as exhibit 10.39 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 14, 2011). (1)

10.26	†
Stock Option Agreement, dated June 1, 2007, between the Company and Terrell B. Jones (filed as exhibit 10.40 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 14, 2011). (1)

10.27	†
Stock Option Agreement, dated May 19, 2009, between the Company and Terrell B. Jones (filed as exhibit 10.41 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 14, 2011). (1)

10.28	†
Stock Option Agreement, dated March 1, 2004, between the Company and Terrell B. Jones (filed as exhibit 10.42 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 14, 2011). (1)

10.29
Commencement Date Agreement, dated March 12, 2009, between the Company and Normandy Concord Acquisition, LLC (filed as exhibit 10.60 to the Registration Statement on Form S-1 filed on November 17, 2010). (1)

10.30
Amendment No. 1 to Google Services Agreement, dated November 1, 2010, between the Company and Google Inc (filed as exhibit 10.61 to Amendment No. 2 to the Registration Statement on Form S-1 filed on January 14, 2011). (1)

10.31	†
Form of Non-Qualified Stock Option Agreement under the 2012 Equity Incentive Plan, to be in effect upon completion of the offering (filed as exhibit 10.62 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)

10.32	†
Seventh Amendment, dated February 10, 2012, to the Third Amended and Restated 2005 Equity Incentive Plan (filed as exhibit 10.64 to Amendment No. 9 to the Registration Statement on Form S-1 filed on March 9, 2012). (1)

10.33	†	Offer Letter Amendment, dated March 6, 2012, from the Company to Melissa Reiter (filed as exhibit 10.65 to Amendment No. 5 to the Registration Statement on Form S-1 filed on March 9, 2012). (1)
10.34	^
Amadeus Products and Services Agreement, effective as of January 1, 2012, between the Company and Amadeus IT Group S.A (filed as exhibit 10.66 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)

10.35	†
Eighth Amendment, dated May 3, 2012, to the Third Amended and Restated 2005 Equity Incentive Plan (filed as exhibit 10.68 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)

10.36	†
Employment and Non-Competition Agreement, dated May 14, 2012, between the Company and Daniel Stephen Hafner, as amended by First Amendment, dated May 17, 2012 (filed as exhibit 10.69 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012), Second Amendment, dated November 7, 2012 (filed as exhibit 10.1 to Quarterly Report on Form 10-Q filed on November 14, 2012) and Third Amendment, dated March 29, 2013 (*). (1)

10.37	†
Employment and Non-Competition Agreement, dated May 14, 2012, between the Company and Paul M. English, as amended by First Amendment, dated May 17, 2012 (filed as exhibit 10.70 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012), Second Amendment, dated November 7, 2012 (filed as exhibit 10.2 to Quarterly Report on Form 10-Q filed on November 14, 2012) and Third Amendment, dated March 29, 2013 (*). (1)

10.38	†
Employment and Non-Competition Agreement, dated May 14, 2012, between the Company and Melissa H. Reiter, as amended by First Amendment, dated May 17, 2012 (filed as exhibit 10.71 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)

10.39	†
Employment and Non-Competition Agreement, dated May 14, 2012, between the Company and Robert M. Birge, as amended by First Amendment, dated May 17, 2012 (filed as exhibit 10.72 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)

10.40	†
Employment and Non-Competition Agreement, dated May 14, 2012, between the Company and Karen Ruzic Klein, as amended by First Amendment, dated May 17, 2012 (filed as exhibit 10.73 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)

10.41		Lease, dated June 4, 2012, between the Company and Yale & Towne SPE LLC (filed as exhibit 10.74 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012). (1)
10.42
Form of Director Indemnification Agreement, dated July 19, 2012, between the Company and each of the Company's Director (filed as exhibit 10.59 to Amendment No. 12 to the Registration Statement on Form S-1 filed on July 9, 2012.

10.43	* †	Form of Restricted Stock Unit Agreement, entered into by the Company with each of Terrell B. Jones, Brian Sharples and Gregory Stanger.
14.1		Code of Business Conduct and Ethics (filed as exhibit 3.9 to Amendment No. 11 to the Registration Statement on Form S-1 filed on May 8, 2012). (1)
21.1	*	List of Subsidiaries.
23.1	*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
24.1	*	Power of Attorney (included on signature page).
31.1	*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14 of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)		Incorporated by reference.
†		Indicates a management contract or compensatory plan or arrangement.

^	Portions of this exhibit have been omitted pursuant to a confidential treatment request. This information has been filed separately with the Securities and Exchange Commission.
*	Documents filed or furnished herewith.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAYAK SOFTWARE CORPORATION

Date: March 29, 2013	By:	/s/ Daniel Stephen Hafner
	Name:	Daniel Stephen Hafner
	Title:	Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel Stephen Hafner and Melissa H. Reiter, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel Stephen Hafner	Chief Executive Officer and Director	March 29, 2013
Daniel Stephen Hafner	(Principal Executive Officer)

/s/ Melissa H. Reiter	Chief Financial Officer	March 29, 2013
Melissa H. Reiter	(Principal Financial Officer and Accounting Officer)

/s/ Paul M. English	President, Chief Technology Officer and Director	March 29, 2013
Paul M. English

/s/ Joel E. Cutler	Director	March 29, 2013
Joel E. Cutler

Director
Terrell B. Jones

/s/ Michael Moritz	Director	March 29, 2013
Michael Moritz

/s/ Hendrik W. Nelis	Director	March 29, 2013
Hendrik W. Nelis

/s/ Brian H. Sharples	Director	March 29, 2013
Brian H. Sharples

/s/ Gregory S. Stanger	Director	March 29, 2013
Gregory S. Stanger

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of KAYAK Software Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of operations, of comprehensive income, of changes in stockholders equity and of cash flows present fairly, in all material respects, the financial position of KAYAK Software Corporation and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Stamford CT

March 29, 2013

KAYAK Software Corporation and Subsidiaries Consolidated Balance Sheets (In thousands, except share and per share amounts)

	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$183,169	$35,127
Marketable securities	6,612	11,198
Accounts receivable, net of allowance for doubtful accounts of $2,908 and $3,581 at December 31, 2012 and 2011, respectively	42,078	37,332
Deferred tax asset	1,927	2,212
Prepaid expenses and other current assets	3,831	5,425
Total current assets	237,617	91,294
Property and equipment, net	6,903	5,474
Intangible assets, net	12,418	17,684
Goodwill	155,988	155,677
Deferred tax asset	12,636	7,488
Other assets	1,483	331
Total assets	$427,045	$277,948
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$10,365	$9,514
Accrued expenses and other current liabilities	24,141	16,220
Total current liabilities	34,506	25,734
Warrant liability	—	1,150
Deferred tax liability	3,534	4,202
Other long-term liabilities	4,570	1,092
Total liabilities	42,610	32,178
Redeemable convertible preferred stock
Series A Redeemable Convertible Preferred Stock, $0.001 par value; no shares authorized, issued and outstanding as of December 31, 2012 and 6,600,000 shares authorized, issued and outstanding as of December 31, 2011.	—	9,702
Series A-1 Redeemable Convertible Preferred Stock, $0.001 par value; no shares authorized, issued and outstanding as of December 31, 2012 and 1,176,051 shares authorized, issued and outstanding as of December 31, 2011.	—	2,355
Series B Redeemable Convertible Preferred Stock, $0.001 par value; no shares authorized, issued and outstanding as of December 31, 2012 and 4,989,308 shares authorized, issued and outstanding as of December 31, 2011.	—	9,888
Series B-1 Redeemable Convertible Preferred Stock, $0.001 par value; no shares authorized, issued and outstanding as of December 31, 2012 and 2,138,275 shares authorized, issued and outstanding as of December 31, 2011.	—	4,026
Series C Redeemable Convertible Preferred Stock, $0.001 par value; no shares authorized, issued and outstanding as of December 31, 2012 and 3,897,084 shares authorized and 3,855,180 shares issued and outstanding as of December 31, 2011.	—	15,372
Series D Redeemable Convertible Preferred Stock, $0.001 par value; no shares authorized, issued and outstanding as of December 31, 2012 and 8,075,666 shares authorized and 8,008,842 shares issued and outstanding as of December 31, 2011.	—	206,151
Total redeemable convertible preferred stock	—	247,494
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit)
Preferred Stock, $0.001 par value; 5,000,000 shares authorized and no shares issued and outstanding as of December 31, 2012 and no shares authorized, issued and outstanding as of December 31, 2011.	—	—
Common stock, $0.001 par value; no shares authorized, issued and outstanding as of December 31, 2012 and 45,000,000 shares authorized, 7,025,467 issued and outstanding as of December 31, 2011.	—	7
Class A Common Stock, $0.001 par value; 150,000,000 shares authorized and 4,823,373 shares issued and outstanding as of December 31, 2012 and no shares authorized, issued, and outstanding as of December 31, 2011.	5	—
Class B Common Stock, $0.001 par value; 50,000,000 shares authorized and 33,851,525 shares issued and outstanding as of December 31, 2012 and no shares authorized, issued, and outstanding as of December 31, 2011.	34	—
Additional paid-in capital	373,023	3,296
Cumulative translation adjustment	(458)	(977)
Accumulated earnings (deficit)	11,831	(4,050)
Total stockholders’ equity (deficit)	384,435	(1,724)
Total liabilities and stockholders’ equity	$427,045	$277,948
 See notes to consolidated financial statements

KAYAK Software Corporation and Subsidiaries

Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2012	2011	2010
Revenues	$292,723	$224,534	$170,698
Cost of revenues (excludes depreciation and amortization)	19,741	18,598	15,630
Selling, general and administrative expenses:
Marketing	153,327	111,018	91,721
Personnel	49,433	40,785	29,764
Other general and administrative expenses	22,118	16,400	9,967
Total selling, general and administrative expenses (excludes depreciation and amortization)	224,878	168,203	131,452
Depreciation and amortization	8,273	8,486	6,821
Impairment of intangible assets	—	14,980	—
Income from operations	39,831	14,267	16,795
Other income (expense)
Interest income	221	111	107
Realized gain on investment	—	—	459
Other income (expense)	(1,711)	2,006	2,791
Total other income (expense)	(1,490)	2,117	3,357
Income before taxes	38,341	16,384	20,152
Income tax expense	19,531	6,681	12,120
Net income	18,810	9,703	8,032
Redeemable convertible preferred stock dividends	(6,644)	(11,745)	(11,745)
Deemed dividend resulting from modification of redeemable convertible preferred stock	(2,929)	—	—
Net income (loss) attributed to common stockholders	$9,237	$(2,042)	$(3,713)
Net income (loss) per common share
Basic	$0.45	$(0.28)	$(0.57)
Diluted	$0.45	$(0.28)	$(0.57)
Weighted average common shares
Basic	20,731,507	7,309,202	6,463,639
Diluted	41,505,255	7,309,202	6,463,639

.
See notes to consolidated financial statements

KAYAK Software Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income
(In thousands)

	Years Ended December 31,
	2012	2011	2010
Net Income	$18,810	$9,703	$8,032
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	519	(1,806)	829
Other comprehensive income (loss)	519	(1,806)	829
Total comprehensive income	$19,329	$7,897	$8,861

See notes to consolidated financial statements

KAYAK Software Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(In thousands, except share amounts)

	Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Equity (Deficit)	Total Stock-holders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2009	5,394,196	$5	—	$—	—	$—	$—	$—	$(21,785)	$(21,780)
Stock-based compensation expense	—	—	—	—	—	—	8,503	—	—	8,503
Issuance of common stock	1,985,812	2	—	—	—	—	13,156	—	—	13,158
Excess tax benefits from stock-based compensation	—	—	—	—	—	—	2,553	—	—	2,553
Dividends on preferred stock	—	—	—	—	—	—	(11,745)	—	—	(11,745)
Other comprehensive income	—	—	—	—	—	—	—	829	—	829
Net Income	—	—	—	—	—	—	—	—	8,032	8,032
Balance, December 31, 2010	7,380,008	7	—	—	—	—	12,467	829	(13,753)	(450)
Stock-based compensation expense	—	—	—	—	—	—	12,427	—	—	12,427
Issuance of common stock	330,678	1	—	—	—	—	2,124	—	—	2,125
Exercise of put options	(685,219)	(1)	—	—	—	—	(13,220)	—	—	(13,221)
Excess tax benefits from stock-based compensation	—	—	—	—	—	—	1,243	—	—	1,243
Dividends on preferred stock	—	—	—	—	—	—	(11,745)	—	—	(11,745)
Other comprehensive income	—	—	—	—	—	—	—	(1,806)	—	(1,806)
Net Income	—	—	—	—	—	—	—	—	9,703	9,703
Balance, December 31, 2011	7,025,467	7	—	—	—	—	3,296	(977)	(4,050)	(1,724)
Stock-based compensation expense	—	—	—	—	—	—	14,492	—	—	14,492
Issuance of common stock upon exercise of stock options	84,775	—	13,128	—	157,675	—	1,867	—	—	1,867
Issuance of common stock upon exercise of warrants	—	—	—	—	61,470	—	2,036	—	—	2,036
Issuance of Class A common stock in connection with the IPO, net of issuance costs	—	—	4,025,000	4	—	—	94,209	—	—	94,213
Issuance of Class A common stock in concurrent private placements in connection with the IPO	—	—	539,727	1	—	—	6,023	—	—	6,024
Conversion of Common Stock to Class B Common Stock in connection with the IPO	(7,110,242)	(7)	—	—	7,110,242	7	—	—	—	—

Conversion of Redeemable Convertible Preferred Stock to Class B common stock in connection with the IPO	—	—	—	—	26,767,656	27	250,395	—	—	250,422
Conversion of Class B common stock to Class A common stock	—	—	245,518	—	(245,518)	—	—	—	—	—
Excess tax benefits from stock-based compensation	—	—	—	—	—	—	705	—	—	705
Deemed dividend resulting from modification of redeemable convertible preferred stock	—	—	—	—	—	—	—	—	(2,929)	(2,929)
Other comprehensive income (loss)	—	—	—	—	—	—	—	519	—	519
Net income	—	—	—	—	—	—	—	—	18,810	18,810
Balance, December 31, 2012	—	$—	4,823,373	$5	33,851,525	$34	$373,023	$(458)	$11,831	$384,435

See notes to consolidated financial statements

KAYAK Software Corporation and Subsidiaries Consolidated Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income	$18,810	$9,703	$8,032
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	8,273	8,486	6,821
Stock-based compensation expense	14,492	12,427	8,503
Excess tax benefits from exercise of stock options	(1,189)	(1,441)	(237)
Deferred taxes	(6,077)	(12,723)	7,418
Mark to market adjustments	912	(1,211)	(2,792)
Gain on sale of Travelpost	—	—	(459)
Impairment of intangible assets	—	14,980	—
Other	—	120	47
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(4,507)	(6,546)	(10,794)
Prepaid expenses and other current assets	105	1,555	(1,238)
Accounts payable	754	4,538	(2,811)
Accrued liabilities and other liabilities	11,534	3,011	9,442
Net cash from operating activities	43,107	32,899	21,932
Cash flows from (used in) investing activities
Capital expenditures	(4,175)	(4,260)	(2,273)
Proceeds from sale of property and equipment	—	42	—
Purchase of marketable securities	(10,538)	(25,644)	(6,197)
Maturities of marketable securities	14,878	18,395	3,276
Proceeds from sale of Travelpost	—	—	3,600
Exercise of put options	—	(13,221)	—
Cash paid for business combinations, net of cash acquired	—	(9,160)	(6,781)
Net cash from (used in) investing activities	165	(33,848)	(8,375)
Cash flows from financing activities
Proceeds from exercise of stock options	1,867	1,862	464
Proceeds from initial public offering, net of offering expenses	95,707	(1,494)	—
Tax benefits realized from exercise of stock options	1,189	1,441	237
Proceeds from exercise of common stock warrants	—	—	1,350
Repayment of shareholder loans	—	—	3,686
Private Placement Class A common stock issuances	6,023	—	—
Net cash from financing activities	104,786	1,809	5,737
Effect of exchange rate changes on cash and cash equivalents	(16)	(699)	(278)
Increase in cash and cash equivalents	148,042	161	19,016
Cash and cash equivalents, beginning of period	35,127	34,966	15,950
Cash and cash equivalents, end of period	$183,169	$35,127	$34,966
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$17,166	$16,506	$1,151
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

On July 25, 2012, we completed our initial public offering, or IPO, in which we issued and sold 4,025,000 shares of Class A common stock at an offering price of $26.00 per share. We received net proceeds of $94,213 after deducting underwriting discounts and commissions and issuance costs of approximately $4,112. In connection with our IPO, we also entered into private placement transactions with existing stockholders pursuant to which we issued and sold 231,695 shares of our Class A common stock at a price of $26.00 per share and issued 308,032 shares of our Class A common stock for no consideration.

On November 8, 2012, we entered into an Agreement and Plan of Merger, or Merger Agreement, to be acquired by priceline.com Incorporated (NASDAQ: PCLN), or Priceline.  Under the terms of the Merger Agreement KAYAK will merge with and into a wholly owned subsidiary of Priceline.

At the effective time of the merger, each share of KAYAK Class A and Class B common stock issued and outstanding immediately prior to the effective time will, at the election of the holder and subject to proration as set forth in the Merger Agreement, be converted into the right to receive either (i) $40.00 per share of KAYAK Class A and Class B common stock or (ii) a fraction of a share of Priceline common stock.  The number of shares of Priceline common stock issued in consideration for the Class A and Class B common stock will be based upon a formula as set forth in the Merger Agreement.

The merger was unanimously approved by the respective Boards of Directors of KAYAK and Priceline and the Board of Directors of KAYAK recommended that KAYAK’s stockholders approve the proposed transaction.

On March 4, 2013, KAYAK stockholders voted to approve the adoption of the previously announced Agreement and Plan of Merger between KAYAK, priceline.com and Produce Merger Sub Inc., a wholly owned subsidiary of priceline.com. Approximately 96% of the total voting power of KAYAK's outstanding shares of Class A common stock and Class B common stock as of the January 24, 2012, the record date for the special meeting of stockholders, were voted in favor of the adoption of the Agreement and Plan of Merger.

On March 13, 2013, the UK Office of Fair Trading (“OFT”) announced that that the administrative deadline for the OFT's review of the merger of KAYAK with priceline.com is expected to be in May 2013. The closing of the merger will take place once the remaining conditions to closing (including the receipt of all required regulatory approvals) have been satisfied.

                The Merger Agreement contains certain termination rights for both KAYAK and Priceline and further provides that, upon termination of the Merger Agreement under certain circumstances, KAYAK may be obligated to pay Priceline a termination fee of $52,700.

2. Summary of Significant Accounting Policies

Significant Estimates and Judgments

The preparation of financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates relied upon in preparing these financial statements include the provision for uncollectible accounts, estimates used to determine the fair value of our common stock, preferred stock, put option, stock-based compensation and preferred stock warrants, recoverability of our net deferred tax assets and the fair value of long lived assets, goodwill, and litigation liabilities. Changes in estimates are recorded in the period in which they become known. We base estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates.

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

Five significant customers accounted for the following percentages of total revenues:

	Years Ended December 31,
	2012	2011	2010
Customer A	26%	24%	25%
Customer B	10%	8%	6%
Customer C	7%	12%	18%
Customer D	7%	6%	6%
Customer E	6%	6%	8%

Amounts due from these significant customers were:

	December 31,
	2012	2011
Customer A	$5,480	$7,354
Customer B	2,679	2,732
Customer C	2,718	4,242
Customer D	503	1,779
Customer E	42	1,045

We believe significant customer amounts outstanding at December 31, 2012 and 2011 are collectible.

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

We also award restricted stock units to certain of our non-employee board members. At the time of vesting these awards are settled 65% in shares and 35% in cash. Awards settled in shares are accounted for based on the fair market value at the time of grant while awards settled in cash are accounted for based on the fair market value at the time of vesting.

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

Financing Costs Related to Initial Public Offering

Through December 31, 2012 and 2011, we had incurred $4,112 and $2,173, respectively, of legal and accounting costs related to our IPO. As of December 31, 2011 such costs were capitalized as prepaid expense and other current assets. Upon completion of our IPO on July 25, 2012, these amounts were offset against the proceeds received from the IPO and reclassified to equity.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed on a straight-line basis over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter.

Software and Website Development Costs

Certain costs to develop internal use computer software are capitalized provided these costs are expected to be recoverable. These costs are included in property and equipment and are amortized over three years beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs are expensed as incurred. We capitalized $1,095, $1,020 and 1,363 of software development costs and amortized $1,096, $881 and $621 in the years ended December 31, 2012, 2011, and 2010 respectively.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, we compare the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicates that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. During the year ended December 31, 2011, we recorded an impairment charge of $15.0 million on trade and domain name assets related to our decision to discontinue the sidestep.com URL. See “—Note 6—Intangible Assets” for additional description of our impairment charge.

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the assets acquired at the date of acquisition. Goodwill is tested for impairment at least annually and whenever events or changes in circumstances indicate that goodwill may be impaired. Goodwill is not deductible for tax purposes.

We assess goodwill for possible impairment using a two-step process. The first step identifies if there is potential goodwill impairment using either a quantitative or qualitative assessment. If step one indicates that an impairment may exist, a second step is performed to measure the amount of the goodwill impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. If impairment exists, the carrying value of the goodwill is reduced to fair value through an impairment charge in our consolidated statements of operations.

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

Warrant liability

Warrants to purchase redeemable convertible preferred stock were accounted for on the balance sheets at fair value as liabilities. Changes in fair value are recognized in earnings in the period of change.

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

We compute the reduction in taxes payable resulting from stock option exercises and other stock-based compensation by comparing our tax liabilities with and without stock-based tax deductions.

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

3. Acquisitions

On May 6, 2010, the Company acquired 100% of the outstanding share capital in swoodoo AG, a leading German travel search company, for a total purchase price of $24,384, consisting of $6,781 in cash, net, and 825,000 shares of common stock valued at $13.00 per share on the date of the acquisition. Pursuant to an option agreed to with the former swoodoo stockholders, we were obligated, at a holder’s request given on or prior to August 12, 2011, to repurchase any or all of such shares owned by such holder at a price of €13.33 per share. We recorded a liability for the estimated fair value of this obligation at $4,208 at the time of acquisition. This amount was recorded as contingent consideration and is included in the purchase price above. The fair value of the obligation decreased by $1,262 and $2,946 for the years ended December 31, 2011 and 2010, respectively. During 2011, $1,126 of the decrease in the liability was recorded as a gain and is included in other income (expense), net. As of August 12, 2011, the expiration date of the option, these holders elected to sell back to the Company an aggregate of 685,219 of these shares. As a result of the exercises of this option, the Company acquired these shares for a cash payment of approximately $13,200.

We recognized $419 of acquisition-related expenses, for the year ended December 31, 2010 that were included in other general and administrative expenses.

The following table summarizes the consideration paid for swoodoo AG and the amounts of the assets acquired and liabilities assumed at the acquisition date.

Fair value of consideration transferred:

Cash paid	$8,777
Cash paid for working capital adjustment	674
Fair value of common stock	10,725
Fair value of put options issued	4,208
Total purchase consideration	$24,384

The table below sets forth the final purchase price allocation.

Assets acquired:
Cash and cash equivalents	$2,670
Other assets	1,320
Identifiable intangible assets (1)
Customer relationships (useful life - 8 years)	4,900
Trade & domain names (useful life - 11 years)	5,400
Current technology (useful life - 5 years)	3,900
Non-compete agreements (useful life - 3 years)	700
Goodwill	11,144
Total assets	30,034
Liabilities assumed:
Deferred tax liability	4,714
Other liabilities	936
Total net assets acquired	$24,384

(1) The weighted average useful life of the identifiable intangible assets acquired is 8 years.

The primary elements that generated goodwill are the value of the acquired assembled workforce, specialized processes and procedures and operating synergies, none of which qualify as separate intangible asset.

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

The pro forma impact of this acquisition on revenues and net income was immaterial.

4. Marketable Securities

The following tables summarize the investments in marketable securities all of which are classified as held to maturity:

	December 31, 2012		December 31, 2011
	Amortized Cost	Level 1(1) Fair Value	Amortized Cost	Level 1(1) Fair Value
Agency bonds	$—	$—	$2,605	$2,605
Certificate of deposit	—	—	900	899
Commercial paper	900	900	3,097	3,096
Corporate debentures/ bonds	5,712	5,712	4,596	4,591
Marketable securities	$6,612	$6,612	$11,198	$11,191

(1)	Level 1 fair values are defined as observable inputs such as quoted prices in active markets.

5. Property and Equipment

Property and equipment consisted of the following:

	Estimated Life	December 31,
		2012	2011
Website development	3 years	$6,647	$5,552
Computer equipment	3 years	5,340	4,172
Leasehold improvements	Life of lease	2,470	2,283
Furniture and fixtures	5 years	1,084	749
Software	3 years	318	266
Vehicles	5 years	109	53
Office equipment	5 years	46	40
Construction in progress	N/A	1,240	—
Property and equipment		17,254	13,115
Accumulated depreciation		(10,351)	(7,641)
Property and equipment, net		$6,903	$5,474

Depreciation expense was $2,706 , $1,920 and $2,202 for the years ended December 31, 2012, 2011 and 2010 respectively.

6. Intangible Assets

The following tables detail our intangible asset balances by major asset class:

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization & Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Intangible asset class
Domain and trade names	$33,742	$(27,143)	$6,599	$33,505	$(11,255)	$(14,980)	$7,270
Customer relationships	11,041	(5,422)	5,619	10,878	(3,826)	—	7,052
Technology	4,173	(4,092)	81	4,160	(1,287)	—	2,873
Non-compete agreements	1,002	(883)	119	982	(493)	—	489
Intangible assets, net	$49,958	$(37,540)	$12,418	$49,525	$(16,861)	$(14,980)	$17,684

Amortization expense was $5,567, $6,566 and $4,619 for the years ended December 31, 2012, 2011 and 2010, respectively. Intangible assets are amortized on a straight-line basis over their estimated economic lives. We believe that the straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained.

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

To determine fair value of the SideStep brand name and URL, we used an income approach, which utilized Level 3 fair value inputs as described in "- Note 15 - Fair Value Measurements", and discounted the expected cash flows of the intangible assets. We calculated expected cash flows, using an estimate of future revenue to be generated from the SideStep URL offset by estimated future expenses. We applied a discount rate of 17.0% representing the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in the respective operations and the rate of return an outside investor could expect to earn.

As of December 31, 2012, future amortization expense for the next 5 years and after is expected to be:

2013	$2,099
2014	1,845
2015	1,845
2016	1,845
2017	1,823
Thereafter	2,961
Total	$12,418

7. Goodwill

Changes in the carrying amount of goodwill for the years ended December 31, 2012, 2011 and 2010 were as follows:

Balance, December 31, 2009	$142,982
Acquisition of swoodoo AG	11,144
Sale of TravelPost, Inc.	(2,353)
Foreign currency translation	391
Balance, December 31, 2010	152,164
Acquisition of JaBo Software	4,138
Foreign currency translation	(625)
Balance, December 31, 2011	155,677
Foreign currency translation	311
Balance, December 31, 2012	$155,988

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2012	December 31, 2011
Accrued Marketing	$7,527	$1,141
Income taxes payable	6,346	2,515
Accrued accounting & legal	1,651	573
Accrued search fees	1,529	1,243
Accrued bonus	1,080	5,792
Accrued vacation	1,264	824
Other accrued expenses	4,744	4,132
Accrued expenses and other current liabilities	$24,141	$16,220

9. Income Taxes

Domestic pre-tax income was $45,371, $11,805, and $20,636 for the years ended December 31, 2012, 2011 and 2010, respectively. Foreign pre-tax income (loss) was $(7,030), $4,579 and $(484) for the years ended December 31, 2012, 2011 and 2010 respectively.

The significant components of the provision for income taxes are as follows:

	December 31,
	2012	2011	2010
Current:
Federal	$19,299	$12,665	$3,648
State	4,349	3,864	3,576
Foreign	1,961	2,844	146
Total current	25,609	19,373	7,370
Deferred
Federal	(3,255)	(9,454)	3,844
State	(2,125)	(1,495)	1,115
Foreign	(698)	(1,743)	(209)
Total deferred	(6,078)	(12,692)	4,750
Income tax expense	$19,531	$6,681	$12,120

Provisions for income taxes compared with income taxes based on the federal statutory tax rate of 35% were as follows:

	December 31,
	2012	2011	2010
U.S. Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	5.3%	7.2%	8.3%
Compensation related to incentive stock options	1.6%	6.0%	7.1%
Gain on sale of TravelPost	—%	—%	4.4%
Research credits	(7.4)%	—%	—%
Capitalized expenses	2.6%	—%	—%
Tax contingencies	8.8%	—%	—%
Mark-to-market adjustments	0.8%	(2.6)%	(4.8)%
Change to valuation allowance	(1.2)%	—%	8.0%
Foreign Rate Differential	6.5%	(2.7)%	—%
Other	(1.1)%	(2.1)%	2.1%
Effective income tax rate	50.9%	40.8%	60.1%

Significant components of deferred tax assets and (liabilities) at December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforward	$4,462	$4,037
Accruals and reserves	1,693	1,633
Stock compensation	9,947	6,431
Tax credits	60	21
Total gross deferred tax assets	16,162	12,122
Valuation allowance	(1,189)	(1,627)
Total deferred tax assets	14,973	10,495
Deferred tax liabilities:
Depreciation and amortization	(3,944)	(4,997)
Net deferred tax asset	$11,029	$5,498

At December 31, 2012, we had approximately $5,369, $29,741 and $8,741 of federal, state and foreign tax operating loss carryforwards respectively. The federal, state and foreign operating loss carryforwards begin to expire in 2021, 2015 and 2020, respectively. This includes the effect of Section 382 limitations on our federal NOL due to certain ownership changes in prior years. We had approximately $464 of tax credits at December 31, 2010, which are not included in the above deferred tax schedule. The credits were fully utilized in 2011 and the tax benefit was recorded in additional paid in capital.

During the year ended December 31, 2010, we recorded a valuation allowance against our California net operating losses and credits, based on our decision to reduce our physical presence in California and local law in effect at that time. In 2012, California changed its law. A review of this legislation demonstrates these NOLs will in fact be utilized and we believe it more likely than not that the full value of the deferred tax asset will be realized and the valuation allowance was released in the fourth quarter of 2012. We have foreign NOLs that we do not believe are more likely than not to be realized and a full valuation allowance was recorded.

We have not recorded U.S. income and foreign withholding tax liabilities on the unremitted earnings of our foreign subsidiaries, because we intend to permanently reinvest those earnings. The amount of unremitted earnings at December 31, 2012, for which U.S. income and foreign withholding tax liabilities have not been provided, is approximately $500. At this time, determination of the amount of unrecognized tax liabilities is not practicable.

The following table summarizes the changes in the balance of gross unrecognized tax benefits for the years ended December 31, 2012 and 2011:

	December 31,
	2012	2011	2010
Gross unrecognized tax benefits as of beginning of the period	$840	$513	$231
Increases based on tax positions related to the current year	1,691	—	—
Increases related to tax positions from prior fiscal years	2,690	327	282
Decreases due to statute expiration	(71)	—	—
Settlements with tax authority	(319)	—	—
Total gross unrecognized tax benefits as of end of period	$4,831	$840	$513

All of the unrecognized tax benefits, if recognized, would impact our effective tax rate. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly change within the next 12 months. We recognize interest and penalties related to uncertain tax positions tax benefits in income tax expense.  As of December 31, 2012, 2011 and 2010, total gross interest and penalties accrued was $424, $101, and $0 respectively.  In connection with our uncertain tax positions, we recognized interest expense in 2012, 2011 and 2010 of $323, $101, and $0, respectively.

All years are open for examination by federal, state and foreign taxing authorities. The Commonwealth of Massachusetts commenced an audit of our 2007 through 2010 income tax returns during the first quarter of 2011. We believe we have adequately reserved for all uncertain tax positions.

10. Commitments and Contingencies

Operating Leases

We lease our office and data center facilities under noncancelable leases that expire at various points between May 2013 and April 2025. We are also responsible for certain real estate taxes, utilities and maintenance costs on our office facilities. Rent expense was approximately $2,912, $1,746 and $1,070 for the years ended December 31, 2012, 2011, and 2010 respectively. Future minimum payments under non cancelable operating lease agreements as of December 31, 2012 are as follows:

2013	$3,125
2014	2,766
2015	2,660
2016	2,379
2017	1,575
Thereafter	6,238
Total	$18,743

Other Commitments

We have a content licensing agreement that as of December 31, 2012, obligates us to make future minimum payments of $5,612 in 2013. If this content licensing agreement is not renewed, it will expire in December 2013.

On April 3, 2012, we entered into a Products and Services Agreement with a technology provider. This agreement obligates us to make minimum future payments of $1,600 per year for the next three years.

We have two content delivery agreements that as of December 31, 2012, obligate us to make minimum future payments of $700 in 2013, $677 in 2014, and $56 in 2015.

We have up-front marketing agreements that as of December 31, 2012, obligate us to make minimum future payments of $17,932 for the first three quarters of 2013.

 Legal Matters

We are involved in various legal proceedings, including but not limited to the matters described below that involve claims for substantial amounts of money or for other relief or that might necessitate changes to our business or operations.

In connection with our merger with priceline.com, we, along with our board, priceline.com, and Produce Merger Sub, a wholly-owned subsidiary of priceline.com were named as defendants in three complaints. Two claims were filed in the Delaware Court of Chancery and one claim was filed in the Judicial District of Stamford / Norwalk, Connecticut. All claims generally allege, among other things, that our board failed to adequately discharge its fiduciary duties to the holders of shares of our Class A common stock by failing to ensure they will receive maximum value for their shares, failing to conduct an appropriate sale process and agreeing to inappropriate provisions in the merger agreement that would dissuade or otherwise preclude the emergence of a superior offer. The claims also allege that we and priceline.com aided and abetted our board's breach of its fiduciary duties. The actions seek injunctive relief compelling the board to properly exercise its fiduciary duties to holders of shares of our Class A common stock, enjoining the consummation of the merger and declaring the merger agreement unlawful and unenforceable, among other things. All claims seek to recover costs and disbursements from the defendants, including reasonable attorneys' and experts fees. On January 16, 2013, the parties entered into a Memorandum of Understanding with the plaintiffs for each complaint described above to settle those lawsuits. The settlement is subject to executing a definitive stipulation of settlement and court approval following notice to our stockholders and consummation of the merger. If the settlement is approved, it will resolve and release all claims that were or could have been brought challenging any aspect of the merger, the merger agreement and any disclosure made in connection therewith, among other claims. The settlement will not have a material impact on the Company's results of operations or cash flows.

In April 2009, Parallel Networks, LLC filed a complaint against us for patent infringement in the U.S. District Court for the Eastern District of Texas. The complaint alleged, among other things, that our website technology infringes a patent owned by Parallel Networks purporting to cover a “Method And Apparatus For Client-Server Communication Using a Limited Capability Client Over A Low-Speed Communications Link” (U.S. Patent No. 6,446,111 B1) and sought injunctive relief, monetary damages, costs and attorneys' fees. The complaint was dismissed without prejudice in February 2010, but the plaintiff filed a new complaint against us on March 29, 2010 containing similar allegations. On January 12, 2012, the Court entered final judgment against some defendants, not including KAYAK, and stayed the case against KAYAK pending resolution of any appeal. On January 16, 2013, the Federal Circuit affirmed the district court's grant of summary judgment, however, final judgment on the appeal has not yet issued and Parallel still has a right to request a rehearing or to file a petition with the Supreme Court. Upon conclusion of that petition or if Parallel decides not to pursue the appeal any further, we expect Parallel to move to lift the stay against KAYAK in early-to-mid 2013. The Court will then set a new trial date and enter a new scheduling order. At this time we are unable to estimate any potential damages associated with this matter.

In addition, from time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Such proceedings, even if not meritorious, could result in the expenditure of significant financial and managerial resources.  We have accrued for certain legal contingencies where it is probable that a loss has been incurred and the amount can be reasonably estimated.  Such amounts accrued are not material to our consolidated balance sheets, results of operations or cash flows

11. Redeemable Convertible Preferred Stock

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

Series A Preferred

In March and June 2004, we issued an aggregate of 6,600,000 shares of Series A Redeemable Convertible Preferred Stock, or Series A Preferred Stock, at $1.00 per share for gross proceeds of $6,600.

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

A summary of the rights and preferences of the Series A, A-1, B, B-1, C and D Preferred Stock, as of December 31, 2012, are as follows:

Voting

Prior to our IPO, Series A, A-1, B, B-1, C and D Preferred stockholders are entitled to one vote per common share equivalent on all matters voted on by holders of common stock.

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

Pursuant to the Election and Amendment Agreement, since our IPO price was below $27.00 per share, we issued to the eligible holders additional shares of Class A common stock for no additional consideration pursuant to an automatic adjustment. As a result of the revision in the terms due to the Election and Amendment Agreement, we recognized a charge of $2,929 as a deemed dividend at the modification date. This charge impacted net income attributable to our common stockholders and basic net income per share attributable to common stockholders.

As a result of the completion of our IPO on July 25, 2012 all shares of outstanding redeemable convertible preferred stock converted into shares of Class B common stock.

Preferred Stock Warrants

In connection with the issuance of subordinated term loans in 2007, the lender received warrants to purchase 62,000 shares of Series D Preferred Stock at an exercise price of $20.73 per share. The warrants expire on the tenth anniversary of the loan closing date (December 2017). In connection with the transaction we recorded a separate warrant liability based on the estimated fair value at the issuance date by allocating proceeds first to the warrants and the remaining to the loans (the residual method). On July 20, 2012, the lender exercised this warrant on a cashless basis, based on a fair market value at the time of exercise of $33.18 per share.  As a result, we issued to the lender an aggregate 23,269 shares of our Series D Preferred Stock. These shares automatically converted to Class B common stock upon the closing of our IPO. Warrants are valued at each reporting period with changes recorded as other income (expense) in the statement of operations. The fair value of these warrants was $0 and $426 at December 31, 2012 and 2011 respectively, based on the following assumptions using the Black-Scholes model:

	December 31, 2012	December 31, 2011
Risk free interest rate	—	0.4%
Expected volatility	—	42.9%
Expected life (in years)	—	3
Dividend yield	—	—%

The mark-to-market gain (loss) on these warrants was $(346), $183, and $71 for the years ended December 31, 2012, 2011, and 2010 respectively.

In November 2006, under the terms of a loan and security agreement, we issued warrants for the purchase of 41,904 shares of Series C Preferred Stock. The warrants are exercisable at $2.983 per share and expire on November 22, 2016. On July 20, 2012, one of these lenders exercised on a cashless basis its warrant for 25,142, based on a fair market value at the time of exercise of $33.18 per share.  As a result, we issued to the lender an aggregate 22,881 shares of our Series C Preferred Stock. These shares automatically converted to Class B common stock upon the closing of our IPO. Additionally, upon the closing of our IPO, the unexercised warrants automatically converted into warrants to purchase shares of our Class B common stock.  In November, 2012 the remaining lender exercised on a cashless basis its warrant for 16,762, based on a fair market value of $34.68 per share. As a result, we issued to the lender an aggregate 15,320 shares of Class B common stock.

The fair value of these warrants was $0, and $724 as of December 31, 2012, and 2011 respectively, based on the following assumptions using the Black-Scholes model:

	December 31, 2012	December 31, 2011
Risk free interest rate	—	0.3%
Expected volatility	—	41.0%
Expected life (in years)	—	2
Dividend yield	—	—%

The mark-to-market loss on these warrants was $(567), $(98) and $(226) for the years ended December 31, 2012, 2011 and 2010.

12. Stockholders’ Equity

Common Stock

A summary of the rights and preferences of our Class A and Class B common stock as of December 31, 2012 are as follows:

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

13. Stock Options and Restricted Stock

The board of directors adopted the 2004 Stock Option Plan, or the 2004 Plan, the Third Amended and Restated 2005 Equity Incentive Plan, as amended, or the 2005 Plan, and the 2012 Equity Incentive Plan, or the 2012 Plan, which permits the issuance of equity awards including incentive and nonqualified stock options, restricted stock and restricted stock units to employees, directors and consultants. At December 31, 2012 and 2011, 616,279 shares and no shares, respectively, were available for issuance under our 2012 Plan. At December 31, 2012 and 2011, no shares and 159,946 shares, respectively, were available for issuance under our 2004 Plan and 2005 Plan.

Restricted Stock

The Company has issued shares of restricted common stock to employees, directors and consultants. There were no unvested shares of restricted stock outstanding at December 31, 2012 and 2011, respectively.

Restricted stock is subject to transfer restrictions and contains the same rights and privileges as unrestricted shares of common stock. Shares of restricted stock are presented as outstanding as of the date of issuance.

The following table summarizes the activity for our restricted stock:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2009	345	$1.40
Granted	54,986	11.29
Vested	(55,331)	11.23
Unvested at December 31, 2010	—	—
Granted	14,905	17.60
Vested	(14,905)	17.60
Unvested at December 31, 2011	—	$—

There were no restricted stock grants between January 1, 2012 and December 31, 2012.

Restricted Stock Units

On August 31, 2012, we issued an aggregate 33,655 restricted stock units to certain of our non-employee directors.  These restricted stock units vest quarterly over a two-year period and are settled 65% in shares and 35% in cash.  At the time of grant, the recipients of these awards were automatically vested with respect to an aggregate 11,779 of these shares.

On December 22, 2012, we issued an additional 4,373 restricted stock units to a non-employee director. The restricted stock units vest quarterly over a two-year period and are settled 65% in shares and 35% in cash.
Restricted stock units settled in cash are accounted for as liability awards and paid based on the fair market value of KAYAK stock on the date of vest. Restricted stock units settled in shares are accounted for as equity awards and expensed based on the fair market value on the date of grant.

The following table summarizes the activities for the unvested stock portion of our restricted stock unit grants for the year ended December 31, 2012:

	Shares Settled in Cash	Shares Settled in Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2011	—	—	$—
Granted	13,310	24,718	28.75
Vested	7,065	13,128	27.29
Forfeited/canceled	—	—	—
Unvested at December 31, 2012	6,245	11,590	$30.41
Expected to vest after December 31, 2012 (1)	5,303	9,855	$30.42
(1) Restricted stock units expected to vest reflect an estimated forfeiture rate.
The unrecognized compensation cost related to unvested restricted stock units to be settled in shares and to be settled in cash was $264 and $179 respectively as of December 31, 2012. These amounts are expected to be recognized over a weighted-average period of 0.7 years as of December 31, 2012. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.

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

The following table summarizes stock option activity:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted-Average Remaining Contractual Term (in years)
Balance, December 31, 2011	9,086,586	$10.79	$86,590	7.3
Options granted (2)	2,465,500	$26.75
Exercised	(242,450)	$12.03
Canceled/forfeited	(630,800)	$20.21
Balance, December 31, 2012	10,678,836	$13.89	$275,899	6.9
Vested and exercisable as of December 31, 2012	6,347,735	$8.69	$196,939	5.7
Vested and exercisable as of December 31, 2012 and expected to vest thereafter (3)	9,911,468	$13.13	$263,559	6.8

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying award and the fair value of $39.72, and $20.14 of our common stock on December 31, 2012, and 2011.

(2)	Includes 254,500 shares granted to non-employees. The assumptions used to value these grants are similar to those used for grants made to employees with the exception of the expected term.

(3)	Stock options expected to vest reflect an estimated forfeiture rate.

The fair value of vested shares was $10,841, $10,885 and $5,770 during the years ended December 31, 2012, 2011 and 2010. The total intrinsic value of options exercised was $4,963 and $4,143 during the years ended December 31, 2012 and 2011.

The weighted-average fair value of options granted during the years ended December 31, 2012 and 2011 was $13.34 per share and $9.71 per share respectively, based on the Black-Scholes model. The following weighted-average assumptions were used for grants made to employees and do not include the assumptions for non-employee grants:

	December 31, 2012	December 31, 2011
Risk-free interest rate	0.9%	1.8%
Expected volatility	44.9%	43.8%
Expected life (in years)	6	6
Dividend yield	—%	—%

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2012:

	Options Outstanding			Options Exercisable and Vested
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$ 1.00 - $ 2.98	1,134,443	2.3	$1.51	1,134,443	$1.51
$5.00	1,362,500	4.4	$5.00	1,362,500	$5.00
$7.50	1,698,443	6.5	$7.50	1,466,015	$7.50
$11.29 - $13.00	1,154,000	7.3	$12.62	818,263	$12.59
$14.82	1,881,140	7.8	$14.82	1,053,300	$14.82
$15.50 - $25.50	1,530,810	8.4	$21.13	513,214	$19.02
$26.00	1,300,000	9.6	$26.00	—	$—
$26.50 - $40.70	617,500	9.6	$29.93	—	$—
$ 1.00 - $40.70	10,678,836	6.9	$13.89	6,347,735	$8.69

Prior to the completion of our IPO, the fair value of the common stock was determined by the board of directors at each award grant date based on a variety of factors, including arm’s length sales of our capital stock (including redeemable convertible preferred stock), valuations of comparable public companies, our financial position and historical financial performance, the status of technological developments within our products, the composition and ability of the technology and management team, an evaluation of and benchmark to our competition, the current climate in the marketplace, the illiquid nature of the common stock, the effect of rights and preferences of preferred stockholders, and the prospects of a liquidity event, among others. Subsequent to the completion of our IPO, we utilize the closing price of our common stock on the date of grant to determine its fair value.

At December 31, 2012 and 2011, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was approximately $43,295, and $38,250 respectively. This expense will be recognized on a straight-line basis over the weighted average remaining vesting period of 2.9 and 2.6 years as of December 31, 2012 and 2011 respectively.

14. Earnings per share

The following tables set forth the computation of basic and diluted earnings (loss) per share of common stock for the years ended December 31, 2012, 2011, and 2010 were as follows:

	Year Ended December 31,
	2012	2011	2010
Basic earnings (loss) per share:
Net income	$18,810	$9,703	$8,032
Redeemable convertible preferred stock dividends	(6,644)	(11,745)	(11,745)
Deemed dividend resulting from modification of redeemable convertible preferred stock (1)	(2,929)	—	—
Net income (loss) attributable to common stockholders—Basic	$9,237	$(2,042)	$(3,713)
Weighted average common shares outstanding	20,731,507	7,309,202	6,463,639
Basic earnings (loss) per share	$0.45	$(0.28)	$(0.57)

	Year Ended December 31,
	2012	2011	2010
Diluted earnings (loss) per share:
Net income (loss) attributable to common stockholders—Diluted	$18,810	$(2,042)	$(3,713)
Weighted average common shares outstanding	20,731,507	7,309,202	6,463,639
Options to purchase common stock	5,587,890	—	—
Redeemable convertible preferred stock (as converted basis)	15,139,084	—	—
Convertible preferred stock warrants (as converted basis)	37,997	—	—
Restricted Stock Units	8,777	—	—
Weighted average shares and potentially diluted shares	41,505,255	7,309,202	6,463,639
Diluted earnings (loss) per share	$0.45	$(0.28)	$(0.57)

(1)
Additional preferred stock per Election and Amendment Agreement as discussed in “- Note 11-Redeemable Convertible Preferred Stock." Shares calculated based on common stock fair value of $26.50 as of June 30, 2012.

The potentially dilutive securities that have been excluded from the calculation of diluted net income (loss) per common share because the effect is anti-dilutive is as follows:

	Year Ended December 31,
	2012	2011	2010
Redeemable convertible preferred stock (as converted basis)	—	26,767,656	26,767,656
Options to purchase common stock	2,419,934	9,086,586	9,288,901
Convertible preferred stock warrants (as converted basis)	—	103,904	103,904
Common stock subject to repurchase	—	—	192,783
	2,419,934	35,958,146	36,353,244

15. Fair Value Measurements

GAAP sets forth a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three tiers are Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Our restricted stock units settled in cash are measured and recorded at fair value at the time of vesting. See “--Note 13-Stock Options and Restricted Stock” for further discussion of our restricted stock units.
Our preferred stock warrants are measured at fair value on a recurring basis. The preferred stock warrants are valued using the Black-Scholes model with the following assumptions: share price, exercise price, expected term, volatility, risk-free interest rate and dividend yield as described in “—Note 11—Redeemable Convertible Preferred Stock”.

Using the Black-Scholes model, the common stock put options were valued at $1,262 based on the following assumptions at December 31, 2010. As of December 31, 2012 and 2011 there were no outstanding put options. See “- Note 3 -Acquisitions” for further discussion of our swoodoo acquisition and the exercise of the put options.

December 31, 2010

Risk free interest rate	0.2%
Expected volatility	31.0%
Expected life (in years)	0.5
Dividend yield	—%

Using the Black-Scholes model, the common stock options issued to non-employees were valued at $1,012 based on the following weighted-average assumptions at December 31, 2012 and a fair market value of $39.72. As of December 31, 2012 there were 254,500 outstanding common stock options outstanding. See “- Note 13 - Stock Options and Restricted Stock” for further discussion of our stock option plans and activity.

December 31, 2012

Risk free interest rate	1.8%
Expected volatility	46.5%
Expected life (in years)	9.3
Dividend yield	—%

Changes in valuation during the years ended December 31, 2012, 2011 and 2010, were as follows:

	Level 3 Stock Put Options	Level 3 Warrant Instruments	Level 2 Non-Employee Common Stock Options
Balance, December 31, 2009	$—	$1,081
Fair value at issuance	4,208	—
Mark-to-market adjustment	(2,946)	154
Balance, December 31, 2010	1,262	1,235
Mark-to-market adjustment	(1,126)	(85)
Liquidation of put options	(136)	—
Balance, December 31, 2011	$—	1,150	$—
Mark-to-market adjustment		912	1,012
Warrant exercise		(2,062)	$—
Balance, December 31, 2012		$—	$1,012

Mark-to-market adjustments related to warrant instruments are included in other income (expense). Mark-to-market adjustments related to common stock options granted to non-employees are included in other general and administrative expenses.

16. Employee Benefit Plan

In June 2004, the Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis, subject to legal limitations. Company contributions to the plan may be made at the discretion of the Board of Directors. In March 2011, the Company implemented a program that matched a portion of employee 401(k) contributions. For the years ended December 31, 2012 and 2011, the company contributed $1,247 and $399 to the plan, respectively.

17. Related Party Transactions

In March 2010, we sold TravelPost, a website that was acquired in 2007, to a corporation affiliated with certain members of our board of directors. In return, we received 800,000 shares of common stock in the new company and $3,600 in cash. We recorded a gain on the sale of $459 which is included in other income (expense), net. In addition we entered into a commercial agreement pursuant to which we granted the new company a three-year license to reproduce and publicly display hotel reviews and hotel related information in exchange for a monthly license fee of $50 for the term of the license. In May 2011, the commercial agreement was amended to lower the monthly license fee to $10 in exchange for 1,000,000 shares of Series A Preferred Stock in TravelPost. No value was attributed to the stock.

18. Information about Geographic Areas

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

	Years Ended December 31,
	2012	2011	2010
Revenues
United States	$232,091	$184,445	$154,682
Germany	27,852	24,002	8,231
Rest of the world	32,780	16,087	7,785
Total revenues	$292,723	$224,534	$170,698

	As of December 31,
	2012	2011
Long-lived assets
United States	$145,665	$149,254
Germany	19,226	20,205
Rest of the world	10,418	9,376
Total long-lived assets	$175,309	$178,835

19. Subsequent Events

On March 4, 2013, KAYAK stockholders voted to approve the adoption of the previously announced Agreement and Plan of Merger between KAYAK, priceline.com and Produce Merger Sub Inc., a wholly owned subsidiary of priceline.com. Approximately 96% of the total voting power of KAYAK's outstanding shares of Class A common stock and Class B common stock as of the January 24, 2012, the record date for the special meeting of stockholders, were voted in favor of the adoption of the Agreement and Plan of Merger.
On March 13, 2013, the UK Office of Fair Trading (“OFT”) announced that that the administrative deadline for the OFT's review of the merger of KAYAK with priceline.com is expected to be in May 2013. The closing of the merger will take place once the remaining conditions to closing (including the receipt of all required regulatory approvals) have been satisfied.

SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Deductions	Balance at End of Period
Allowance for doubtful accounts
Year Ended December 31, 2012	$3,581	$137	$(810)	$2,908
Year Ended December 31, 2011	1,804	1,911	(134)	3,581
Year Ended December 31, 2010	966	1,475	(637)	1,804

Allowance for deferred tax asset
Year Ended December 31, 2012	$1,627	$1,189	$(1,627)	$1,189
Year Ended December 31, 2011	1,617	10	—	1,627
Year Ended December 31, 2010	—	1,617	—	1,617