Form 10-Q
period 2013-03-31
KAYAK Software Corp
filed 2013-05-14
CIK 1312928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At May 7, 2013, there were 9,898,725 shares of KAYAK's Class A common stock outstanding and 29,391,305 shares of KAYAK's Class B common stock outstanding.

KAYAK SOFTWARE CORPORATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that are based on our management's beliefs and assumptions and on information currently available to our management. The statements contained in this quarterly report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “positioned,” “predict,” “should,” “target,” “will,” “would” and other similar expressions or words that convey uncertainty of future events or outcomes to identify these forward-looking statements. These statements include: our belief that our accounting related estimates are reasonable, our belief in the credit quality of our financial investments, our belief in the ability to collect customer accounts, our belief in the reliability of the fair value of stock options, our intent to hold marketable securities to maturity, our belief that the straight-line method of depreciation reflects an appropriate allocation of costs, our belief that settlement of our shareholder litigation will settle all matters related to our merger, our belief that we could be subject to future litigation, our belief that the technologies we use are reliable and efficient, our belief that our data facilities are well suited to our current needs, our belief that brand marketing costs are relatively fixed, our belief that traffic and queries will continue to increase, our expectation to continue to invest in brand marketing and its results, our expectation to continue to invest in Europe, our expectation that revenue from international operations will grow faster than those in the U.S., our expectation that mobile applications will gain in popularity, our expectation to devote additional resources to mobile applications, our belief that mobile applications will contribute meaningful revenue to our business, our belief that marketing investments were the primary contributor to revenue growth, our belief that our cash balances are sufficient for at least the next twelve months, our expectation that we may make acquisitions and may need additional financing, our belief that the fair values of reporting units exceed the carrying value by a significant amount, our belief that we could enter into derivative arrangements, our belief that income from investments could decrease in the future, and our belief that the outcome of legal matters will not have a material adverse effect on our business. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Factors that may cause such differences include, but are not limited to, the risks described under “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 29, 2013.

Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management's beliefs and assumptions only as of the date of this quarterly report on Form 10-Q. You should read this quarterly report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. This Form 10-Q should also be read in conjunction with our other Securities and Exchange Commission, or SEC, filings including the audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 29, 2013. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
KAYAK Software Corporation and Subsidiaries Consolidated Balance Sheets (unaudited) (In thousands, except share and per share amounts)

	March 31,	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$181,321	$183,169
Marketable securities	1,985	6,612
Accounts receivable, net of allowance for doubtful accounts of $2,771 and $2,908 at March 31, 2013 and December 31, 2012, respectively	54,687	42,078
Deferred tax asset	1,927	1,927
Prepaid expenses and other current assets	7,130	3,831
Total current assets	247,050	237,617
Property and equipment, net	6,687	6,903
Intangible assets, net	11,415	12,418
Goodwill	155,527	155,988
Deferred tax asset	13,655	12,636
Other assets	1,362	1,483
Total assets	$435,696	$427,045
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$9,540	$10,365
Accrued expenses and other current liabilities	23,924	24,141
Total current liabilities	33,464	34,506
Deferred tax liability	3,299	3,534
Other long-term liabilities	5,402	4,570
Total liabilities	42,165	42,610
Redeemable convertible preferred stock
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred Stock, $0.001 par value; 5,000,000 shares authorized and no shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively.	—	—
Class A Common Stock, $0.001 par value; 150,000,000 shares authorized and 9,733,552 shares issued and outstanding and 4,823,373 shares issued and outstanding as of March 31, 2013 and at December 31, 2012, respectively.	10	5
Class B Common Stock, $0.001 par value; 50,000,000 shares authorized and 29,239,666 issued and outstanding and 33,851,525 shares issued and outstanding as of March 31, 2013 and at December 31, 2012, respectively.	29	34
Additional paid-in capital	381,044	373,023
Other comprehensive loss	(1,510)	(458)
Accumulated earnings	13,958	11,831
Total stockholders’ equity	393,531	384,435
Total liabilities and stockholders’ equity	$435,696	$427,045
 See notes to consolidated financial statements

KAYAK Software Corporation and Subsidiaries

Consolidated Statements of Operations
(unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues	$82,307	$73,338
Cost of revenues (excludes depreciation and amortization)	5,491	5,185
Selling, general and administrative expenses:
Marketing	48,723	41,249
Personnel	15,112	11,913
Other general and administrative expenses	5,154	4,832
Total selling, general and administrative expenses (excludes depreciation and amortization)	68,989	57,994
Depreciation and amortization	1,592	2,050
Income from operations	6,235	8,109
Other income (expense)
Interest income	71	21
Other expense	(253)	(196)
Total other expense	(182)	(175)
Income before taxes	6,053	7,934
Income tax expense	3,926	3,789
Net income	2,127	4,145
Redeemable convertible preferred stock dividends	—	(2,936)
Net income attributed to common stockholders	$2,127	$1,209
Net income per common share
Basic	$0.05	$0.17
Diluted	$0.05	$0.11
Weighted average common shares
Basic	38,813,838	7,037,280
Diluted	45,313,143	37,331,889

.
See notes to consolidated financial statements

KAYAK Software Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2013	2012
Net Income	$2,127	$4,145
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(1,052)	1,154
Other comprehensive income (loss)	(1,052)	1,154
Total comprehensive income	$1,075	$5,299

See notes to consolidated financial statements

KAYAK Software Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)
(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Other Comprehensive Loss	Accumulated Equity	Total Stock-holders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2012	4,823,373	$5	33,851,525	$34	$373,023	$(458)	$11,831	$384,435
Stock-based compensation expense	—	—	—	—	4,932	—	—	$4,932
Issuance of common stock upon exercise of stock options and warrants	3,091	—	295,229	—	2,268	—	—	$2,268
Conversion of Class B common stock to Class A common stock	4,907,088	5	(4,907,088)	(5)	—	—	—	$—
Excess tax benefits from stock-based compensation	—	—	—	—	821	—	—	$821
Other comprehensive loss	—	—	—	—	—	(1,052)	—	$(1,052)
Net income	—	—	—	—	—	—	2,127	$2,127
Balance, March 31, 2013	9,733,552	$10	29,239,666	$29	$381,044	$(1,510)	$13,958	$393,531

See notes to consolidated financial statements

KAYAK Software Corporation and Subsidiaries Consolidated Statements of Cash Flows (unaudited) (In thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net income	$2,127	$4,145
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,592	2,050
Stock-based compensation expense	4,932	2,998
Excess tax benefits from exercise of stock options	(821)	—
Deferred taxes	(1,151)	(878)
Mark to market adjustments	—	(21)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(13,046)	(16,577)
Prepaid expenses and other current assets	(2,955)	590
Accounts payable	(717)	3,537
Accrued liabilities and other liabilities	1,530	1,662
Net cash from operating activities	(8,509)	(2,494)
Cash flows from investing activities
Capital expenditures	(783)	(500)
Purchase of marketable securities	—	(3,329)
Maturities of marketable securities	4,591	5,951
Net cash from investing activities	3,808	2,122
Cash flows from (used in) financing activities
Proceeds from exercise of stock options	723	186
Expenses related to the initial public offering	—	(47)
Tax benefits realized from exercise of stock options	821	—
Repayment of Shareholder Loans	1,544	—
Net cash from financing activities	3,088	139
Effect of exchange rate changes on cash and cash equivalents	(235)	491
Increase (decrease) in cash and cash equivalents	(1,848)	258
Cash and cash equivalents, beginning of period	183,169	35,127
Cash and cash equivalents, end of period	$181,321	$35,385
Supplemental disclosures of cash flow information

Cash paid during the period for:
Income taxes	$9,180	$5,534
See notes to consolidated financial statements

KAYAK Software Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(unaudited)
(In thousands, except share and per share amounts)

1. Organization

KAYAK Software Corporation was incorporated in Delaware on January 14, 2004 under the name of Travel Search Company, Inc. On August 17, 2004, we officially changed our name to KAYAK Software Corporation, or KAYAK. We operate KAYAK.com and other travel websites and mobile applications that allow people to search for rates and availability for airline tickets, hotel rooms, rental cars, and other travel-related services across hundreds of websites and provide choices on where to book. As used in this report, the terms “we,” “us,” “our,” “KAYAK” and the “Company” mean KAYAK Software Corporation and its subsidiaries, unless the context indicates another meaning.

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

On November 8, 2012, we entered into an Agreement and Plan of Merger, or Merger Agreement, to be acquired by priceline.com Incorporated (NASDAQ: PCLN), or priceline.com.  Under the terms of the Merger Agreement, KAYAK will merge with and into a wholly owned subsidiary of priceline.com.

At the effective time of the merger, each share of KAYAK Class A and Class B common stock issued and outstanding immediately prior to the effective time will, at the election of the holder and subject to proration as set forth in the Merger Agreement, be converted into the right to receive either (i) $40.00 per share of KAYAK Class A and Class B common stock or (ii) a fraction of a share of priceline.com common stock.  The number of shares of priceline.com common stock issued in consideration for the Class A and Class B common stock will be based upon a formula as set forth in the Merger Agreement.

The merger was unanimously approved by the respective Boards of Directors of KAYAK and priceline.com and the Board of Directors of KAYAK recommended that KAYAK’s stockholders approve the proposed transaction.

On March 4, 2013, KAYAK stockholders voted to approve the adoption of the Merger Agreement. Approximately 96% of the total voting power of KAYAK's outstanding shares of Class A common stock and Class B common stock as of January 24, 2012, the record date for the special meeting of stockholders, were voted in favor of the adoption of the Merger Agreement.

On May 9, 2013, the UK Office of Fair Trading announced that it had cleared the merger of KAYAK with priceline.com.  The closing date of the proposed merger has been scheduled for May 21, 2013 subject to the remaining conditions to closing being satisfied.

                The Merger Agreement contains certain termination rights for both KAYAK and priceline.com and further provides that, upon termination of the Merger Agreement under certain circumstances, KAYAK may be obligated to pay priceline.com a termination fee of $52,700.

2. Summary of Significant Accounting Policies

Significant Estimates and Judgments

The preparation of financial statements in conformity with Generally Accepted Accounting Principles, or GAAP, in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates relied upon in preparing these financial statements include the provision for uncollectible accounts, estimates used to determine the fair value of our common stock, preferred stock, stock-based compensation and preferred stock warrants, recoverability of our net deferred tax assets and the fair value of long lived assets and goodwill. Changes in estimates are recorded in the period in which they become known. We base estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. Operating results of acquired businesses are included in the consolidated statements of operations from the date of acquisition. All intercompany accounts and transactions have been eliminated. We have reclassified certain prior period amounts to conform to our current period presentation.

The interim financial statements and footnotes are unaudited. In the opinion of our management, these statements include all adjustments, which are of a normal recurring nature, necessary to present a fair statement of the Company’s results of operations, financial position and cash flows. Interim results are not necessarily indicative of financial results for a full year. The interim information included in this Form 10-Q should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

We recognize distribution revenues upon completion of the referral. Provided that our fees are fixed and determinable, there is persuasive evidence of an arrangement and collection is reasonably assured. Advertising revenues are recognized when a traveler clicks on an advertisement that a customer has placed on our website or mobile application or when we display an advertisement.

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

Three significant customers accounted for the following percentages of total revenues:

	Three Months Ended March 31,
	2013	2012
Customer A	21%	22%
Customer B	14%	10%
Customer C	7%	11%

Amounts due from these significant customers were:

	March 31,	December 31,
	2013	2012
Customer A	$9,203	$5,485
Customer B	7,545	3,152
Customer C	5,310	3,813

We believe significant customer amounts outstanding at March 31, 2013 and December 31, 2012 are collectible.

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

Software and Website Development Costs

Certain costs to develop internal use computer software are capitalized provided these costs are expected to be recoverable. These costs are included in property and equipment and are amortized over three years beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs were expensed as incurred. We capitalized $101 and $222 of software development costs and amortized $280 and $260 in the three months ended March 31, 2013 and March 31, 2012, respectively.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of foreign currency translation adjustments. The financial statements of non-U.S. entities are translated from their functional currencies into U.S. dollars. Assets and liabilities are translated at period end rates of exchange and revenue and expenses are translated using average rates of exchange. The resulting gain or loss is included in accumulated other comprehensive income on the consolidated balance sheet.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued accounting guidance which requires entities to provide additional information about items reclassified out of accumulated other comprehensive income ("AOCI"). Changes in AOCI balances by component, both before tax and after tax, must be disclosed and significant items reclassified out of AOCI by component must be reported either on the face of the income statement or in a separate footnote to the financial statements. The accounting guidance is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2013. There were no reclassifications out of AOCI for the three months ended March 31, 2013 and 2012.

3. Marketable Securities

The following tables summarize the investments in marketable securities all of which are classified as held to maturity:

	March 31, 2013		December 31, 2012
	Amortized Cost	Level 1(1) Fair Value	Amortized Cost	Level 1(1) Fair Value
Commercial paper	—	—	900	900
Corporate debentures/bonds	1,985	1,984	5,712	5,712
Marketable securities	$1,985	$1,984	$6,612	$6,612

(1)	Level 1 fair values are defined as observable inputs such as quoted prices in active markets.

4. Property and Equipment

Property and equipment consisted of the following:

	Estimated Life	March 31,	December 31,
		2013	2012
Website development	3 years	$3,374	$6,647
Computer equipment	3 years	4,999	5,340
Leasehold improvements	Life of lease	2,487	2,470
Furniture and fixtures	5 years	1,055	1,084
Software	3 years	608	318
Vehicles	5 years	109	109
Office equipment	5 years	35	46
Construction in progress	N/A	167	1,240
Property and equipment		12,834	17,254
Accumulated depreciation		(6,147)	(10,351)
Property and equipment, net		$6,687	$6,903

Depreciation expense was $937 and $635 for the three months ended March 31, 2013 and 2012, respectively.

5. Intangible Assets

The following tables detail our intangible asset balances by major asset class:

	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible asset class
Domain and trade names	$33,496	$(27,297)	$6,199	$33,742	$(27,143)	$6,599
Customer relationships	10,799	(5,606)	5,193	11,041	(5,422)	5,619
Technology	4,153	(4,153)	—	4,173	(4,092)	81
Non-compete agreements	972	(949)	23	1,002	(883)	119
Intangible assets, net	$49,420	$(38,005)	$11,415	$49,958	$(37,540)	$12,418

Amortization expense was $655 and $1,415 for the three months ended March 31, 2013, and March 31, 2012, respectively. Intangible assets are amortized on a straight-line basis over their estimated economic lives. We believe that the straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained.

6. Goodwill

Changes in the carrying amount of goodwill for the year ended December 31, 2012 and three months ended March 31, 2013 were as follows:

Balance, December 31, 2012	$155,988
Foreign currency translation	(461)
Balance, March 31, 2013	$155,527

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2013	December 31, 2012

Accrued marketing	$11,480	$7,527
Accrued search fees	2,254	1,529
Accrued bonus	2,059	1,080
Accrued vacation	1,555	1,264
Accrued professional fees	1,175	1,651
Income taxes payable	579	6,346
Other accrued expenses	4,822	4,744
Accrued expenses and other current liabilities	$23,924	$24,141

8. Income Taxes

Our effective tax rates were 64.9% and 47.8% for the three months ended March 31, 2013 and 2012, respectively. The effective tax rate for the three months ended March 31, 2013 was higher than the statutory rate due to state taxes and losses in Europe for which no benefit was recognized, partially offset by federal and state research credits. The effective tax rate for the three months ended March 31, 2012 was higher than the statutory rate primarily due to state taxes, losses in Europe for which no benefit was recognized and disallowed stock compensation expense for incentive stock options.
9. Commitments and Contingencies

Operating Leases

We lease our office and data center facilities under noncancelable leases that expire at various points between May 2013 and April 2025. We are also responsible for certain real estate taxes, utilities and maintenance costs on our office facilities. Rent expense was approximately $898 and $535 for the three months ended March 31, 2013 and 2012, respectively.

Other Commitments

We have up-front marketing agreements that as of March 31, 2013, obligate us to make minimum future payments of $10,997 for the remainder of 2013.

We have a content licensing agreement that as of March 31, 2013, obligates us to make minimum future payments of $4,335 for the remainder of 2013. If not renewed, this agreement expires in December 2013.

On April 3, 2012, we entered into a Products and Services Agreement with a technology provider. This agreement obligates us to make minimum future payments of $1,600 per year for the next two years. As of March 31, 2013, our remaining obligation for 2013 is $1,200.

We have two content delivery agreements that as of March 31, 2013, obligate us to make minimum future payments of $531 for the remainder of 2013, $677 in 2014, and $56 in 2015.

 Legal Matters

We are involved in various legal proceedings, including but not limited to the matters described below that involve claims for substantial amounts of money or for other relief or that might necessitate changes to our business or operations.

In connection with our merger with priceline.com, we, along with our board, priceline.com, and Produce Merger Sub, a wholly-owned subsidiary of priceline.com were named as defendants in three complaints. Two claims were filed in the Delaware Court of Chancery and one claim was filed in the Judicial District of Stamford / Norwalk, Connecticut. All claims generally allege, among other things, that our board failed to adequately discharge its fiduciary duties to the holders of shares of our Class A common stock by failing to ensure they will receive maximum value for their shares, failing to conduct an appropriate sale process and agreeing to inappropriate provisions in the merger agreement that would dissuade or otherwise preclude the emergence of a superior offer. The claims also allege that we and priceline.com aided and abetted our board's breach of its fiduciary duties. The actions seek injunctive relief compelling the board to properly exercise its fiduciary duties to holders of shares of our Class A common stock, enjoining the consummation of the merger and declaring the merger agreement unlawful and unenforceable, among other things. All claims seek to recover costs and disbursements from the defendants, including reasonable attorneys' and experts fees. On January 16, 2013, the parties entered into a Memorandum of Understanding with the plaintiffs for each complaint described above to settle those lawsuits. The settlement is subject to executing a definitive stipulation of settlement and court approval following notice to our stockholders and consummation of the merger. If the settlement is approved, it will resolve and release all claims that were or could have been brought challenging any aspect of the merger, the merger agreement and any disclosure made in connection therewith, among other claims. The settlement will not have a material impact on the Company's consolidated results of operations or cash flows.

In addition, from time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Such proceedings, even if not meritorious, could result in the expenditure of significant financial and managerial resources.  We have accrued for certain legal contingencies where it is probable that a loss has been incurred and the amount can be reasonably estimated.  Such amounts accrued are not material to our consolidated balance sheets, results of operations or cash flows

10. Redeemable Convertible Preferred Stock

As of December 31, 2011, we had authorized 26,876,384 shares of redeemable convertible preferred stock, and had designated six series as follows: 6,600,000 shares of Series A Redeemable Convertible Preferred Stock, 1,176,051 shares of Series A-1 Redeemable Convertible Preferred Stock, 4,989,308 shares of Series B Redeemable Convertible Preferred Stock, 2,138,275 shares of Series B-1 Redeemable Convertible Preferred Stock, 3,897,084 shares of Series C Redeemable Convertible Preferred Stock and 8,075,666 shares of Series D Redeemable Convertible Preferred Stock.

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

Pursuant to the Election and Amendment Agreement, since our IPO price was below $27.00 per share, we issued to the eligible holders additional shares of Class A common stock for no additional consideration pursuant to an automatic adjustment. As a result of the revision in the terms due to the Election and Amendment Agreement, we recognized a charge of $2,929 as a deemed dividend at the modification date. This charge impacted 2012 annual net income (loss) attributable to our common stockholders and basic net income (loss) per share attributable to common stockholders.

11. Stockholders’ Equity

Common Stock

A summary of the rights and preferences of our Class A and Class B common stock as of March 31, 2013 are as follows:

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

Liquidation Rights

In the event of liquidation, dissolution or winding up of the Company, a sale of all or substantially all of the Company’s assets, and certain mergers, common stockholders are entitled to receive all assets of the Company available for distribution.

12. Stock Options and Restricted Stock

The board of directors adopted the 2004 Stock Option Plan, or the 2004 Plan, the Third Amended and Restated 2005 Equity Incentive Plan, as amended or the 2005 Plan, and the 2012 Equity Incentive Plan, or the 2012 Plan, which permits the issuance of equity awards including incentive and nonqualified stock options, restricted stock and restricted stock units to employees, directors and consultants. At March 31, 2013 and December 31, 2012, 2,296,953 shares and 616,279 shares, respectively, were available for issuance under our 2012 Plan. At March 31, 2013 and December 31, 2012, no shares were available for issuance under our 2004 Plan and 2005 Plan.

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

The following table summarizes the activities for the unvested stock portion of our restricted stock unit grants for the quarter ended March 31, 2013:

	Shares Settled in Cash	Shares Settled in Shares	Weighted- Average Grant Date Fair Value
Balance, unvested at December 31, 2012	6,245	11,590	$30.41
Granted	—	—	—
Vested	1,665	3,091	28.76
Forfeited/canceled	—	—	—
Balance, unvested at March 31, 2013	4,580	8,499	$31.01
Expected to vest after March 31, 2013 (1)	4,341	8,081	$31.02
(1) Restricted stock units expected to vest reflect an estimated forfeiture rate.
The unrecognized compensation cost related to unvested restricted stock units to be settled in shares and to be settled in cash was $152 and $101 respectively as of March 31, 2013. These amounts are expected to be recognized over a weighted-

average period of 0.7 years as of March 31, 2013. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.

Stock Options

We may award certain employees and non-employees options to acquire shares of our Class B common stock. Stock options generally have terms of ten years. Stock options granted under the stock plans will typically vest 25% after the first year of service and ratably each month over the remaining 36-month period contingent upon employment with the Company on the date of vesting.

We utilize the Black-Scholes model to determine the fair value of stock options. Management is required to make certain assumptions with respect to selected model inputs, including anticipated changes in the underlying stock price (e.g., expected volatility) and option exercise activity (e.g., expected term). We base our expected volatility on the historical volatility of comparable publicly traded companies for a period that is equal to the expected term of the options. The expected term of options granted is derived using the “simplified” method as allowed under the provisions of the Securities and Exchange Commission, or SEC’s, Staff Accounting Bulletin No. 107 and represents the period of time that options granted are expected to be outstanding. The expected term for performance-based and non-employee awards is based on the period of time for which each award is expected to be outstanding, which is typically the remaining contractual term. The risk-free rate is based on the U.S. Treasury yield in effect at the time of the grant period for a period commensurate with the estimated expected life.

The following table summarizes stock option activity:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted-Average Remaining Contractual Term (in years)
Balance, December 31, 2012	10,678,836	$13.89	$275,899	6.9
Options granted	45,000	$40.32
Exercised	(295,229)	$2.45
Canceled/forfeited	(99,686)	$25.37
Balance, March 31, 2013	10,328,921	$14.22	$265,842	6.8
Vested and exercisable as of March 31, 2013 (2)	6,495,855	$9.39	$198,547	5.8
Vested and exercisable as of March 31, 2013 and expected to vest thereafter (3)	9,764,644	$13.75	$255,912	6.7

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying award and the fair value of $39.96, and $39.72 of our Class A common stock on March 31, 2013 and December 31, 2012, respectively.

(2)
Includes 254,500 shares granted to non-employees which are marked-to-market until they are fully vested. The assumptions used to value these grants are similar to those used for grants made to employees with the exception of the expected term.

(3)	Stock options expected to vest reflect an estimated forfeiture rate.

The fair value of vested shares was $3,640 at March 31, 2013 and $3,075 at March 31, 2012. The total intrinsic value of options exercised was $11,103 for the three months ended March 31, 2013 and $4,963 during the year ended December 31, 2012.

The weighted-average fair value of options granted during the three months ended March 31, 2013 was $18.23 per share and $13.34 per share for the year ended December 31, 2012 based on the Black-Scholes model. The following weighted-average assumptions were used for grants made to employees and do not include the assumptions for non-employee grants:

	March 31, 2013	December 31, 2012
Risk-free interest rate	1.0%	0.9%
Expected volatility	45.9%	44.9%
Expected life (in years)	6	6
Dividend yield	—%	—%

The following table summarizes information concerning outstanding and exercisable options as of March 31, 2013:

	Options Outstanding			Options Exercisable and Vested
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$ 1.00 - $ 2.98	873,026	2.1	$1.60	873,026	$1.60
$5.00	1,342,500	4.0	$5.00	1,342,500	$5.00
$7.50	1,692,443	5.9	$7.50	1,573,637	$7.50
$11.29 - $13.00	1,144,000	6.8	$12.62	898,572	$12.59
$14.82 - $15.50	2,001,140	7.5	$14.86	1,275,810	$14.88
$16.50 - $26.50	2,791,812	8.7	$23.87	532,310	$20.33
$27.29 - $40.70	484,000	9.5	$31.58	—	$—
$ 1.00 - $40.70	10,328,921	6.8	$14.22	6,495,855	$9.39

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

At March 31, 2013 and December 31, 2012, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was approximately $38,373 and $43,295, respectively. This expense will be recognized on a straight-line basis over the weighted average remaining vesting period of 2.5 and 2.9 years as of March 31, 2013, and December 31, 2012, respectively.

13. Earnings per share

The following tables set forth the computation of basic and diluted earnings (loss) per share of common stock for the three months ended March 31, 2013 and March 31, 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
Basic earnings per share:
Net income	$2,127	$4,145
Redeemable convertible preferred stock dividends	—	(2,936)
Net income attributable to common stockholders—Basic	$2,127	$1,209
Weighted average common shares outstanding	38,813,838	7,037,280
Basic earnings per share	$0.05	$0.17

	Three Months Ended March 31,
	2013	2012
Diluted earnings per share:
Net income attributable to common stockholders—Diluted	$2,127	$4,145
Weighted average common shares outstanding	38,813,838	7,037,280
Options to purchase common stock	6,497,730	3,491,255
Redeemable convertible preferred stock (as converted basis)	—	26,767,656
Restricted Stock Units	1,575	—
Convertible preferred stock warrants (as converted basis)	—	35,698
Weighted average shares and potentially diluted shares	45,313,143	37,331,889
Diluted earnings per share	$0.05	$0.11

The potentially dilutive securities that have been excluded from the calculation of diluted net income per common share because the effect is anti-dilutive is as follows:

	Three Months Ended March 31,
	2013	2012
Options to purchase common stock	1,120,500	965,000
Convertible preferred stock warrants (as converted basis)	—	62,000
Restricted Stock Units	2,320	—
	1,122,820	1,027,000

14. Fair Value Measurements

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

Our restricted stock units settled in cash are measured and recorded at fair value at the time of vesting. See “-Note 12-Stock Options and Restricted Stock” for further discussion of our restricted stock units.
Using the Black-Scholes model, the common stock options issued to non-employees were valued at $1,291 based on the following weighted-average assumptions at March 31, 2013 and a fair market value of $39.96. As of March 31. 2013 there were 254,500 outstanding common stock options outstanding. See “- Note 12 - Stock Options and Restricted Stock” for further discussion of our stock option plans and activity.

March 31, 2013

Risk free interest rate	1.9%
Expected volatility	46.1%
Expected life (in years)	9.1
Dividend yield	—%

Changes in valuation during the three months ended March 31, 2013, were as follows:

Level 2 Non-Employee Common Stock Options
Balance, December 31, 2012	$1,012
Mark-to-market adjustment	279
Balance, March 31, 2013	$1,291

Mark-to-market adjustments related to common stock options granted to non-employees are included in other general and administrative expenses.

15. Information about Geographic Areas

Revenues by geography are based on the country in which our websites are located. For example, KAYAK.com is in the United States, while KAYAK.de and swoodoo.com are in Germany. We allocate revenues based on the website’s proportional revenue-generating activity (generally, volume of queries and clicks relative to the whole). Long-lived assets are allocated based on the location of the corporate entity to which they relate.

	Three Months Ended March 31,
	2013	2012
Revenues
United States	$62,832	$59,160
Germany	8,692	6,192
Rest of the world	10,783	7,986
Total revenues	$82,307	$73,338

	As of March 31,	As of December 31,
	2013	2012
Long-lived assets
United States	$145,368	$145,665
Germany	18,313	19,226
Rest of the world	9,948	10,418
Total long-lived assets	$173,629	$175,309

16. Subsequent Events (unaudited)

On May 9, 2013, the UK Office of Fair Trading announced that it had cleared the merger of KAYAK with priceline.com.  The closing date of the proposed merger has been scheduled for May 21, 2013 subject to the remaining conditions to closing being satisfied.

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

During the three months ended March 31, 2013, we experienced the following changes:

•	For the three months ended March 31, 2013, we generated $82.3 million of revenues, representing growth of 12.2% over the three months ended March 31, 2012.

•	For the three months ended March 31, 2013, we generated income from operations of $6.2 million representing a decline of 23.1% over the three months ended March 31, 2012.

•
For the three months ended March 31, 2013, we had Adjusted EBITDA of $13.1 million representing a decline of 0.4% over the three months ended March 31, 2012. Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization, or Adjusted EBITDA, is a non-generally accepted accounting principle metric used by management to measure our operating performance. See “—Adjusted EBITDA Reconciliation” below for an additional description of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to income from operations.

•	For the three months ended March 31, 2013, we processed 358 million user queries for travel information, representing growth of 18.1% over the three months ended March 31, 2012.

•
KAYAK mobile applications have been downloaded over 26 million times since their introduction in March 2009. For the three months ended March 31, 2013, we had approximately 3 million downloads, representing growth of 17% over the three months ended March 31, 2012.

As of May 7, 2013, we had 205 employees, and we had local websites in 19 countries, including the U.S., Germany, Spain, the United Kingdom, Austria, France and Italy.

On May 9, 2013, the UK Office of Fair Trading announced that it had cleared the merger of KAYAK with priceline.com.  The closing date of the proposed merger has been scheduled for May 21, 2013 subject to the remaining conditions to closing being satisfied.

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

•	other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

 The following table reconciles income from operations to Adjusted EBITDA for the periods presented and is unaudited:

KAYAK Software Corporation and Subsidiaries Adjusted EBITDA Reconciliation (In thousands)

	Three months ended March 31,
	2013	2012
Income from operations	$6,235	$8,109
Other expense, net	(253)	(196)
Depreciation and amortization	1,592	2,050
EBITDA	7,574	9,963
Stock-based compensation	4,932	2,998
Expenses related to the merger with priceline.com	350	—
Other expense, net	253	196
Adjusted EBITDA	$13,109	$13,157

Our Revenue Platforms

KAYAK’s services are free for travelers. We earn revenues by sending referrals to travel suppliers and OTAs after a traveler selects a specific itinerary (distribution revenues), and through advertising placements on our websites and mobile applications (advertising revenues).

Distribution Revenues

We earn distribution revenues by sending qualified leads to travel suppliers and OTAs and by facilitating bookings directly through our websites and mobile applications. After a traveler has entered a query on our website or mobile applications, reviewed the results, and decided upon a specific itinerary, we send the user directly into the travel supplier's or OTA's purchase process to complete the transaction. In many cases, users may now complete bookings with the travel supplier or OTA without leaving our websites and mobile applications. Travel suppliers and OTAs have the flexibility to pay us either when these qualified leads click on a query result at a set cost per click, or CPC basis, or when they purchase a travel product through us or on the travel supplier or OTA website, which we refer to as cost per acquisition, or CPA, basis. We separately negotiate and enter into our distribution agreements, and these agreements set forth the payment terms for the applicable travel supplier or OTA.

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

Search Capabilities

Our software and systems are designed to handle significant growth in users and queries, without requiring significant re-engineering or major capital expenditures. In the first quarter of 2013, we received and processed 358 million queries for travel information.

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

Brand Marketing

To grow brand awareness and consideration, we advertise in broad reach media including television, outdoor signage, and online display media. During the first quarter of 2013, we spent $23.8 million on KAYAK, swoodoo and checkfelix.com brand marketing compared to $20.9 million during the first quarter of 2012. We measure the return on investment of our brand marketing through brand tracking studies and self-directed query growth. We view the costs of our brand marketing as relatively fixed in each market once the brand reaches scale. We are not yet at scale in Europe and as such our investment in brand marketing is increasing, however we believe that these costs will decrease as a percentage of our total revenues over time.

Online Marketing

We also market our services and directly acquire traffic to our websites by purchasing travel-related keywords from general search engines and through other online marketing channels. The purchase of travel-related keywords consists of anticipating what words and terms consumers will use to search for travel on general search engines and then bidding on those words and terms in the applicable search engine's auction system. As a result, we bid against other advertisers for preferred placement on the applicable general search engine's results page. We spent $24.0 million on online marketing during the first quarter of 2013 compared to $18.5 million during the first quarter of 2012.

Highlights and Trends

Revenue Growth

Our revenue for the three months ended March 31, 2013 was $82.3 million, a 12.2% increase over the three months ended March 31, 2012. These increases in revenue were primarily due to increased travel queries on our websites and mobile applications, which increased 18.1% year over year for the three months ended March 31, 2013. We believe that traffic and queries on our websites and mobile applications will continue to increase as more people learn about our websites and our brand.

Brand Marketing

For the three months ended March 31, 2013 and 2012, we spent $23.8 million and $20.9 million, respectively on brand advertising, including television, online display media and other. We believe that these investments contributed significantly to our revenue growth. Increasing brand awareness and consideration is an important part of our growth strategy, and we expect to continue to invest at this level or above in brand marketing for the foreseeable future.

International Expansion

Our revenues from international operations accounted for approximately 24% and 19% of our total revenue for the three months ended March 31, 2013 and March 31, 2012, respectively. Due to the organic growth of the KAYAK, swoodoo, and checkfelix brand, our international revenues grew to approximately $19.5 million during the first three months of 2013 from approximately $14.2 million during the first three months of 2012. We believe that the establishment of our European headquarters in Zurich, Switzerland, and our investment in brand marketing have strengthened our presence in Europe, and we plan to continue to invest in our international team and brands. We expect our revenues from international operations to increase at a rate faster than revenues from our U.S. operations.

Mobile Products

We offer several mobile applications that allow people to use our services from smartphones such as the iPhone, Windows Phone 7 and 8 and phones running on the Android operating system and tablet devices such as the iPad. These applications extend the availability of our services beyond traditional computers and allow users greater access to KAYAK’s services. Queries conducted on our mobile applications accounted for 20.1% and 14.9% of our total queries for the three months ended March 31, 2013 and 2012, respectively; however, we estimate that revenues from mobile applications were 5.5% and 2.3%, of total revenues during the three months ended March 31, 2013 and 2012, respectively. While revenues per thousand queries on mobile devices increased from $38 to $63 during this time frame, mobile query monetization significantly lags that of our websites. We believe mobile applications will continue to gain popularity, and we expect to continue to commit resources to improve the features, functionality and commercialization of our mobile applications. We also believe that over time mobile applications will begin to contribute meaningful revenue to our business.

Cash and Debt

We had cash and cash equivalents and marketable securities of $181.3 million and $183.2 million as of March 31, 2013 and December 31, 2012, respectively, and no outstanding long- or short-term debt. Given the recent financial turmoil and low interest rates, we hold most of our funds as cash and cash equivalents or marketable securities, and the rest is invested in highly rated money market funds and commercial paper.

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

In 2012, we revised our methodology for counting mobile queries to remove repetitive searches conducted during the same user session. By removing repetitive searches, our methodology is now consistent for both website queries and mobile.  As a result, the number of previously reported mobile queries is lower, and the corresponding RPM is higher for mobile. The tables shown in the sections below presents the revised estimates for historical mobile queries and RPMs based on our revised methodology.

Revenues

	Three Months ended March 31,		% increase (decrease)
	(Amounts in thousands (except RPM))
	2013	2012
Revenues	$82,307	$73,338	12.2%
Queries	357,815	302,984	18.1%
RPM	$230	$242	(5.0)%

Revenues for the three months ended March 31, 2013 increased $9.0 million over the same period in 2012 primarily due to an 18.1% increase in query volume. We attribute the increase in query volume to a variety of factors, including our investment in marketing activities and an increase in downloads of our mobile applications.

	Three Months ended March 31,		% increase (decrease)
	(Amounts in thousands (except RPM))
	2013	2012
Estimated Mobile Queries	71,869	45,030	59.6%
Estimated Mobile RPM	$63	$38	65.8%
Estimated Website Queries	285,946	257,954	10.9%
Estimated Website RPM	$272	$278	(2.2)%

Mobile and website RPM figures are estimated based on data provided by those travel partners that differentiate between mobile and website travel bookings.

Mobile queries for the three months ended March 31, 2013 increased by 59.6% over the same period in 2012 primarily due to an increase of approximately 11 million downloads of our mobile applications between March 31, 2012 and March 31, 2013, bringing downloads as of March 31, 2013 to approximately 25 million. Mobile RPM for the three months ended March 31, 2013 increased by $25 over the same period in 2012 due to a higher percentage of completed transactions, especially on hotels, and the addition of new advertising products on our mobile application.

Website queries for the three months ended March 31, 2013 increased by 10.9% over the same period in 2012 due primarily to our investment in marketing activities. Website RPM for the three months ended March 31, 2013 decreased by $6 over the same period in 2012 primarily due to a decrease in advertising RPM's.

Cost of revenues (excludes depreciation and amortization)

Cost of revenues consists of fees we pay to third parties to process airfare queries and expenses associated with operating and maintaining our data centers.

	Three Months ended March 31,		% increase (decrease)
	(Dollar amounts in thousands)
	2013	2012
Cost of revenues	$5,491	$5,185	5.9%
% of total revenues	6.7%	7.1%

Our cost of revenues increased $0.3 million for the three months ended March 31, 2013 compared to the same period in 2012 due to higher air query fees.

Selling, general and administrative expenses (excludes depreciation and amortization)

Selling, general and administrative expenses consist of marketing, technology, personnel and other costs, which are more fully described below.

Marketing

Marketing consists of online marketing, brand marketing and other marketing expenses. Online marketing includes search engine fees and advertising placements on other travel search services. Search engine fees are fees we pay to Google and Yahoo! for our advertisements to appear on their result pages when users search certain travel-related keywords on the search engine's website. We pay advertisement fees to advertise on other travel-related websites. These advertisements generally consist of the placement of a KAYAK logo or a check-box next to the KAYAK name and often allow users who click on our advertisements to launch a query on KAYAK using previously entered search parameters. Brand marketing expense includes television and online display advertisement, creative development and research costs. Other marketing includes affiliate marketing, public relations, and other general marketing costs. Affiliate marketing refers to revenue sharing fees we pay to other travel-related websites that drive traffic to KAYAK through use of their own marketing resources. Under our affiliate marketing program, we provide our services through third party websites and pay them a percentage of any revenues received from these services.

	Three Months ended March 31,
	(Dollar amounts in thousands)		% increase (decrease)
	2013	2012
Brand marketing	$23,817	$20,898	14.0%
% of total revenues	28.9%	28.5%
Online marketing fees	$24,004	$18,520	29.6%
% of total revenues	29.2%	25.3%
Other marketing	$902	$1,831	(50.7)%
% of total revenues	1.1%	2.5%
Total marketing expense	$48,723	$41,249	18.1%
% of total revenues	59.2%	56.2%

Marketing expenses for the three months ended March 31, 2013 increased $7.5 million compared to the same period in 2012. The increase is primarily due to a $5.5 million increase in online marketing of which $3.2 million relates to online marketing in Europe. Additionally, there was a $2.9 million increase in brand marketing in Europe. We believe these marketing investments were the primary contributor to our 18.1% increase in query growth in the three months ended March 31, 2013 as compared to the same period in 2012.

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

	Three Months ended March 31,		% increase
	(Dollar amounts in thousands)
	2013	2012	(decrease)
Salaries, benefits and taxes	$10,571	$8,915	18.6%
% of total revenues	12.8%	12.2%
Stock-based compensation	$4,541	$2,998	51.5%
% of total revenues	5.5%	4.1%
Total personnel	$15,112	$11,913	26.9%
% of total revenues	18.4%	16.2%

Our salaries, benefits and taxes increased for the three months ended March 31, 2013 from the same period in 2012. This increase is primarily due to a net increase of 40 employees, or 24.2%, as of March 31, 2013 compared to 2012. Stock-based compensation expense increased in the three months ended March 31, 2013 compared to the same period in 2012 due to an increase in the number of options granted as well as the increase in the Company's stock price.

Other general and administrative expenses

All other operating costs are classified as other general and administrative expenses. The largest items in this category of expenses are technology costs, legal and accounting fees, provision for doubtful accounts, and facilities expenses.

	Three Months ended March 31,		% increase
	(Dollar amounts in thousands)
	2013	2012	(decrease)
Other general and administrative expenses	$5,154	$4,832	6.7%
% of total revenues	6.3%	6.6%

Other general and administrative expenses increased $0.3 million for the three months ended March 31, 2013, compared to the same period in 2012, primarily due to an increase in technology costs of $0.5 million, stock-based compensation expense for options granted to contractors of $0.3 million and an increase in rent expense of $0.3 million related to our new premises in Stamford Connecticut, and Zurich, Switzerland, partially offset by a decrease in the provision for doubtful accounts of $0.8 million.

Depreciation and amortization

Depreciation and amortization consists primarily of depreciation of computer equipment, software and website development and amortization of our trade names, customer relationships and other intangible assets.

	Three Months ended March 31,		% increase (decrease)
	(Dollar amounts in thousands)
	2013	2012
Amortization	$655	$1,415	(53.7)%
% of total revenues	0.8%	1.9%
Depreciation	$937	$635	47.6%
% of total revenues	1.1%	0.9%
Total depreciation and amortization	$1,592	$2,050	(22.3)%
% of total revenues	1.9%	2.8%

Amortization expense decreased by $0.8 million due to certain assets being fully amortized at March 31, 2013. Depreciation expense increased by $0.3 million during this period, primarily due to additions within computer equipment and leasehold improvements.

Income tax expense

Our effective tax rate was 64.9% and 47.8% for the three months ended March 31, 2013 and 2012, respectively. The effective tax rate for the three months ended March 31, 2013 was higher than the statutory rate due to losses in Europe for which no benefit was recognized. The effective tax rate for the three months ended March 31, 2012, was higher than the statutory rate primarily due to state taxes, losses in Europe for which no benefit was recognized and disallowed stock compensation expense for incentive stock options.
The projected effective tax rate for 2013 is higher than the statutory rate due to state taxes and losses in Europe for which no benefit was recognized, partially offset by federal and state research credits.  In 2012, the full year effective tax rate of 50.9% was higher than the statutory rate primarily due to state taxes, losses in Europe for which no benefit was recorded, nondeductible transaction costs, the disallowance of stock-based compensation expense related to incentive stock options, offset by federal and state research tax credits.

Quarterly Financial Data/Seasonality

The following table presents unaudited consolidated financial data for the trailing eight quarters ended March 31, 2013. The operating results are not necessarily indicative of the results for any subsequent quarter.

	2013 Quarter ended	2012 Quarters ended				2011 Quarters ended
	Mar 31	Dec 31	Sept 30	June 30	Mar 31	Dec 31	Sept 30	June 30
Revenues	$82,307	$63,843	$78,604	$76,938	$73,338	$53,947	$61,160	$56,753
Cost of revenues (excludes depreciation and amortization)	5,491	4,841	4,908	4,807	5,185	4,818	4,151	4,684
Selling, general, and administrative
Marketing	48,723	32,627	40,042	39,409	41,249	23,601	28,935	30,025
Personnel	15,112	13,821	12,393	11,306	11,913	10,660	10,286	9,800
Other general and administrative expenses	5,154	9,415	4,256	3,615	4,832	4,823	3,196	4,164
Total selling, general and administrative expenses (excludes depreciation and amortization)	68,989	55,863	56,691	54,330	57,994	39,084	42,417	43,989
Depreciation and amortization	1,592	2,095	2,078	2,050	2,050	2,149	1,935	2,341
Income (loss) from operations	$6,235	$1,044	$14,927	$15,751	$8,109	$7,896	$12,657	$5,739
Other income (expense)	(182)	16	(765)	(566)	(175)	1,581	(426)	330
Income tax (expense) benefit	(3,926)	(1,637)	(6,208)	(7,897)	(3,789)	(3,604)	(5,263)	(2,293)
Net income	2,127	(577)	7,954	7,288	4,145	5,873	6,968	3,776
Net (loss) income attributed to common stockholders	2,127	(577)	7,182	1,423	1,209	2,937	4,031	840
Net loss income per common share (after redeemable convertible preferred stock dividends):
Basic	$0.05	$(0.01)	$0.24	$0.20	$0.17	$0.42	$0.55	$0.11
Diluted	$0.05	$(0.01)	$0.19	$0.19	$0.11	$0.15	$0.18	$0.10

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

As of March 31, 2013, we had cash and cash equivalents and marketable securities of $183.3 million. Included in this amount is $0.5 million of cash held by foreign subsidiaries that is not available to fund domestic operations and obligations without paying taxes upon its repatriation. We also have not recorded U.S. income and foreign withholding taxes on the earnings of our foreign subsidiaries at March 31, 2013, because we intend to permanently reinvest those earnings.

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

The following table presents cash flow information for the stated periods and includes the net cash received from our IPO, which was completed on July 25, 2012:

	Three Months Ended March 31, 2013 (unaudited)
	2013	2012

Cash flows from operating activities	$(8,509)	$(2,494)
Cash flows from investing activities	3,808	2,122
Cash flows from financing activities	3,088	139

Cash flows from operating activities

Cash flows used in operating activities were $8.5 million for the three months ended March 31, 2013 as compared to cash flows used in operating activities of $2.5 million for the three months ended March 31, 2012. Net income was $2.1 million and $4.1 million for the three months ended March 31, 2013 and 2012, respectively. Cash flows from non-cash adjustments were $4.6 million for the first three months of 2013 as compared to cash flows from non-cash adjustments of $4.1 million for the first three months of 2012. Cash used for working capital was $15.2 million for the first three months of 2013 as compared to cash used for working capital of $10.8 million in the first three months of 2012. The decrease in working capital is due to the timing of receipts from customers and payment to vendors.

Cash flows from investing activities

Cash from investing activities was $3.8 million for the three months ended March 31, 2013 compared to cash from investing activities of $2.1 million for the same period in 2012. The increase in cash from investing activities is primarily due to the net increase in the purchase and maturities of marketable securities of $2.0 million for the three months ended March 31, 2013 as compared to the same period in 2012.

Cash flows from financing activities

Cash from financing activities was $3.1 million for the three months ended March 31, 2013 compared to cash from financing activities of $0.1 for the same period in 2012. Proceeds and tax benefits from the exercise of stock options increased to $1.5 million for the three months ended March 31, 2013 as compared to $0.2 million for the same period in 2012. The three months ended March 31, 2013 included proceeds of $1.5 million from the repayment of shareholder loans as compared to none for the same period in 2012.

Off-Balance Sheet Obligations

We had no off-balance sheet obligations as of March 31, 2013 or December 31, 2012.

Contractual Obligations

There were no material changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Advertising Revenues

Advertising revenues primarily come from payments for compare units, text-based sponsored links and display advertisements. A “compare unit” is an advertising placement that, if selected by a KAYAK user, launches the advertiser’s website and initiates a query based on the same travel parameters provided on the KAYAK website. The major types of advertisers on our websites consist of OTAs, third party sponsored link providers, hotels, airlines and vacation package providers. Generally, our advertisers pay us on a CPC basis, which means advertisers pay us only when someone clicks on one of their advertisements, or on a CPM basis. Paying on a CPM basis means that advertisers pay us based on the number of times their advertisements appear on our websites.

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

Foreign Exchange Risk

We transact business in various foreign currencies and have some international revenues and costs which are denominated in foreign currencies. This exposes us to foreign currency risk. If exchange rates were to fluctuate significantly, we would see higher gains or losses from transactions in the “Other income (expense)” line of our statement of operations, and larger cumulative translation adjustments in the “Other comprehensive loss” category of our consolidated balance sheet. The volatility of exchange rate is dependent on many factors that we cannot forecast with reliable accuracy. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

 Item 1A. Risk Factors

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes from the factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

Item 6. Exhibits

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAYAK SOFTWARE CORPORATION

Date: May 14, 2013	By:	/s/ Daniel Stephen Hafner
	Name:	Daniel Stephen Hafner
	Title:	Chief Executive Officer and Director